Form 10QSB
period 2007-03-31
Consolidation Services inc
filed 2007-08-14
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-142105
consolidation services, inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8317863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2756 N. Green Parkway, Suite 225
Henderson, NV 89014
(Address of principal executive offices)
(702) 614-5333
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐      No ☑*
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐      No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 10,090,000 shares of the registrant’s common stock, par value $.001 per share, outstanding as of August 13, 2007 and no other classes of common stock.
Transitional Small Business Disclosure Format (Check One): Yes: ☐       No: ☑

*	Registrant’s registration statement No. 333-142105 was declared effective on June 25, 2007

Consolidation Services, Inc.
Quarterly Report on Form 10-QSB
Period Ended March 31, 2007

MOORE & ASSOCIATES, CHARTERED
          ACCOUNTANTS AND ADVISORS
                    PCAOB REGISTERED
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Consolidation Services, Inc
We have reviewed the accompanying balance sheet of Consolidation Services, Inc as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Consolidation Services, Inc
A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.
/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
August 13, 2007
2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Balance Sheet

March 31,
2007
(Unaudited)
ASSETS
CURRENT ASSETS
Cash in bank	$36,555
Prepaid expenses	—

TOTAL CURRENT ASSETS	36,555

TOTAL ASSETS	$36,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$—

TOTAL CURRENT LIABILITIES	—

LONG-TERM DEBT	—

TOTAL LIABILITIES	—

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—
Common stock: $0.001 par value; 200,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000
Additional paid in capital	49,000
Accumulated deficit	(22,445)

TOTAL STOCKHOLDERS’ EQUITY	36,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,555

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Statements of Operations

From
Inception
On January
26,
2007 through
March 31,
2007
REVENUES	$—
COST OF SALES	—

GROSS MARGIN	—

OPERATING EXPENSES

General and administrative	22,445

TOTAL OPERATING EXPENSES	22,445

NET LOSS	$(22,445)

BASIC LOSS PER SHARE	$(0.00)

Weighted Average Shares Outstanding	10,000,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Statements of Stockholder’s Equity
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance January 26, 2007	—	$—	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	—	—	9,000,000	9,000	—	—	9,000

Shares issued for cash at $0.05 per share	—	—	1,000,000	1,000	49,000	—	50,000

Net loss for the period ended March 31, 2007	—	—	—	—	—	(22,445)	(22,445)

Balance March 31, 2007	—	$—	1,000,000	$10,000	$49,000	$(22,445)	$36,555

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)

From Inception
On January 26,
2007 through
March 31,
2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,445)

Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	—
Increase (decrease) in accounts payable	—

NET CASH USED IN OPERATING ACTIVITIES	(22,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—

NET CASH (USED) BY INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	59,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,000

NET INCREASE IN CASH	36,555

CASH — BEGINNING OF PERIOD	—

CASH — END OF PERIOD	$36,555

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$—

Income taxes	$—

NON CASH FINANCING ACTIVITIES:	$—

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 1	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2007 audited financial statements. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the food service industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward-Looking Statements
     Statements contained in this Item 2. “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC.
Plan of Operations
     The Company has relied on its initial capitalization from its founders and the February 2007 private placement of $50,000. The Company is using the proceeds of the sale of securities to pay its organizational expenses, audit and legal expenses for its initial registration statement.
     The ability of CSI to implement its business plan depended upon the Company’s ability to have its registration statement declared effective by the SEC on June 25, 2007. CSI does not have any material commitments for expenditures. It intends to raise additional funds from either new investors and/or the exercise of outstanding warrants in order to fund its proposed operations.
     CSI does not intend to hire any additional employees, enter into an office lease or make any other significant expenditures until it seeks to commence commercial operations. While the Company will seek potential acquisitions for which it would then seek financing, it currently has no agreements, arrangements or understanding to acquire any other company.
     Management of the Company intends to evaluate new technologies to improve food security and to develop faster methods to detect, eliminate, or protect the food chain from adulterated foods and animal feed. The Company is establishing a scientific adversary board (“SAB”) of independent consultants to assist the Company in developing or acquiring rights to such technologies. On June 18, 2007, Henry P. Sartorio joined the SAB. Mr. Sartorio is a patent attorney specializing in intellectual property law. Mr. Sartorio is a highly regarded consultant advising small businesses, particularly in the fields of material science, instrumentation and solar energy systems. Mr. Sartorio was formerly Patent Attorney at the University of California Lawrence Livermore National Laboratory – Patent Prosecution, particularly in the fields of lasers and optics, electronics, instrumentation, chemical engineering, materials science; copyright law; government contracts; and technology licensing. He also served as Deputy Laboratory Counsel, Head of Patent Department and managed six attorneys. Mr. Sartorio received his B.S. Physics and M.S. Aeronautics & Astronautics (Instrumentation and Control Systems) from the Massachusetts Institute of Technology. He received his Juris Doctor in 1977 from the George Washington University National Law Center. Mr. Sartorio’s Professional Memberships include Member of California and Massachusetts state bars; Registered to practice before the United States Patent and Trademark Office; and California State Bar Intellectual Property Section – past co-chair of patent committee. Mr. Sartorio signed a 3 year consulting agreement as an independent contractor. He was granted 90,000 shares of Common Stock of the Company, vesting one-third upon signing and one-third on each of the next two anniversary dates of the agreement.
In addition, the Company may utilize and, if required, register with the U.S. Food and Drug Administration (“FDA”) an electronic registration system for food facilities, promulgated under Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the Bioterrorism Act), which will help with quick identification and notification of food processors and other facilities involved in any deliberate or accidental contamination of food.
In the event the Company can establish a public market for its securities, Management believes it can raise subsequent funds to implement its business strategy and support the Company’s operations over the next 12 months.
Critical Accounting Policies
We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.
Revenue Recognition
The Company will determine its revenue recognition policies upon commencement of principle operations.
Stock based Compensation Expense.
The Company adopted SFAS No. 123R, “Share-Based Payments” in the first quarter of fiscal 2007. Under the requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. The Company recognizes stock option expense using the straight-line attribution method under SFAS No. 123R. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our limited operating experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula as we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted.
Material Changes in Results of Operations For the period ended March 31, 2007
Revenues. We are seeking acquisitions in the food services industry. As such, we have not yet generated revenues from continuing operations during the period ended March 31, 2007.
Operating expenses. We have incurred general and administrative expenses of $22,445, for the period ended March 31, 2007. These operating expenses are comprised primarily of SEC and state “Blue Sky” filing fees and professional fees.
Net loss. Net loss for the period ended March 31, 2007 was $22,445 or ($.00) per share, reflecting the impact of costs incurred to execute our business strategy.
Material Changes in Financial Condition, Liquidity and Capital Resources as of March 31, 2007
The Company had cash of $36,555, no restricted cash and a working capital surplus of $36,555 at March 31, 2007. The working capital surplus reflects the balance of private placement investments received.
Net cash used in operating activities was $22,445 for the period ended March 31, 2007, entirely attributable to the net loss.
No net cash was used in investing activities.
Net cash provided by financing activities was $59,000, representing $50,000 gross proceeds from private placement investments and $9,000 paid-in capital from the issuance of 90,000 shares to an SAB member.
As a result of the foregoing, the Company had an increase in cash of $36,555 for the period from inception through March 31, 2007.
In addition, we need additional capital to cover ongoing operating expenses. These factors raise substantial doubt about our ability to execute our business plan. The Company’s accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the period ended February 28, 2007.
The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

Item 3. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, we are not a party to any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
            On February 26, 2007, the Company sold 1,000,000 shares of Common Stock at a purchase price of $.05 per share or an aggregate of $50,000. The Offering was made pursuant to Section 4(2) and Rule 505 of Regulation D under the Securities Act of 1933, as amended, and no sales commissions were paid. For each share of common stock purchased, the purchaser received a Class A Common Stock Purchase Warrant to purchase one share of common stock at $3.00 per share, subject to temporary reduction by the Company. The Class A Warrants shall be exercisable until December 31, 2009, unless extended by the Company or earlier redeemed on thirty (30) days’ prior written notice. Upon exercise of a Class A Warrant, a holder will receive in addition to one share of common stock, a Class B Common Stock Purchase Warrant to purchase one share of common stock at $6.00 per share, subject to temporary reduction by the Company. The Class B Warrants shall be exercisable until December 31, 2011, unless extended by the Company or earlier redeemed on thirty (30) days’ prior written notice. Upon exercise of a Class B Warrant, a holder will receive in addition to one share of common stock, a Class C Common Stock Purchase Warrant to purchase one share of common stock at $12.00 per share, subject to temporary reduction by the Company. The Class C Warrants shall be exercisable until December 31, 2013, unless extended by the Company or earlier redeemed on thirty (30) days’ prior written notice.
            On June 18, 2007, the Company issued 90,000 shares of Common Stock, valued at an aggregate of $9,000 to Hank Sartorio a member of the Company’s Scientific Advisory Board. The shares were issued for services rendered and to be rendered (subject to vesting) to the Company as an independent contractor. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and no sale commissions were paid.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits.
     Set forth below is a list of the exhibits to this quarterly report on Form 10-QSB.

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	Consolidation Services, Inc.
	By:	/s/ Johnny R. Thomas
Johnny R. Thomas, Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and
Chief Financial Officer (Principal Financial Officer)

Consolidation Services, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2007
EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.