Form 10QSB
period 2007-06-30
Consolidation Services inc
filed 2007-08-14
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-142105
consolidation services, inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8317863 (IRS Employer Identification No.)
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

Consolidation Services, Inc.
Quarterly Report on Form 10-QSB
Period Ended June 30, 2007

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	4
Condensed Consolidated Statement of Operations for the three months ended June 30, 2007 for and the period from Inception on January 26, 2007 through June 30, 2007 (Unaudited)	5
Condensed Consolidated Statements of Stockholders’ Equity for the period from Inception on January 26, 2007 through June 30, 2007 (Unaudited)	6
Condensed Consolidated Statement of Cash Flow for the period from Inception on January 26, 2007 through June 30, 2007 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	9
Item 3. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

EXHIBIT INDEX	15
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

MOORE & ASSOCIATES, CHARTERED

     ACCOUNTANTS AND ADVISORS
                PCAOB REGISTERED
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Consolidation Services, Inc
We have reviewed the accompanying balance sheet of Consolidation Services, Inc as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Consolidation Services, Inc
A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.
/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
August 13, 2007
2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
(702) 253-7499 Fax: (702)253-7501

CONSOLIDATION SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

June 30,
2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash in bank	$19,062
Prepaid expenses	—

TOTAL CURRENT ASSETS	19,062

TOTAL ASSETS	$19,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$250

TOTAL CURRENT LIABILITIES	250

LONG-TERM DEBT	—

TOTAL LIABILITIES	250

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—
Common stock: $0.001 par value; 200,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000
Additional paid in capital	49,000
Accumulated deficit	(40,188)

TOTAL STOCKHOLDERS’ EQUITY	18,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,062

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

		From Inception On
	For the Three	January 26, 2007
	Months Ended	through June 30,
	June 30, 2007	2007

REVENUES	$—	$—
COST OF SALES	—	—

GROSS MARGIN	—	—

OPERATING EXPENSES

General and administrative	17,743	40,188

TOTAL OPERATING EXPENSES	17,743	40,188

NET LOSS	$(17,743)	$(40,188)

BASIC LOSS PER SHARE	$(0.00)

Weighted Average Shares Outstanding	10,000,000

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock			Common Stock		Additional		Total Stockholders’
	Shares	Amount		Shares	Amount	Paid in Capital	Accumulated Deficit	Equity

Balance January 26, 2007	—		$—	—	$—	$—	$—	$—

Shares issued for cash at $0.001 per share	—		—	9,000,000	9,000	—	—	9,000

Shares issued for cash at $0.05 per share	—		—	1,000,000	1,000	49,000	—	50,000

Net loss for the period ended June 30, 2007	—		—	—	—	—	—	(40,188)

Balance June 30, 2007	—	$		10,000,000	$10,000	$49,000	$(40,188)	$18,812

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

From Inception On
January 26, 2007
through June 30,
2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(40,188)

Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	—
Increase (decrease) in accounts payable	250

NET CASH PROVIDED BY OPERATING ACTIVITES	(39,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—

NET CASH (USED) BY INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	59,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,000

NET INCREASE IN CASH	19,062

CASH — BEGINNING OF PERIOD	—

CASH — END OF PERIOD	$19,062

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$—

Income taxes	$—

NON CASH FINANCING ACTIVITIES:	$—

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 2	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2007 audited financial statements. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 3	GOING CONCERN

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
     Management of the Company intends to evaluate new technologies to improve food security and to develop faster methods to detect, eliminate, or protect the food chain from adulterated foods and animal feed. The Company is establishing a scientific adversary board (“SAB”) of independent consultants to assist the Company in developing or acquiring rights to such technologies. On June 18, 2007, Henry P. Sartorio joined the SAB. Mr. Sartorio is a patent attorney specializing in intellectual property law. Mr. Sartorio is a highly regarded consultant advising small businesses, particularly in the fields of material science, instrumentation and solar energy systems. Mr. Sartorio was formerly Patent Attorney at the University of California Lawrence Livermore National Laboratory — Patent Prosecution, particularly in the fields of lasers and optics, electronics, instrumentation, chemical engineering, materials science; copyright law; government contracts; and technology licensing. He also served as Deputy Laboratory Counsel, Head of Patent Department and managed six attorneys. Mr. Sartorio received his B.S. Physics and M.S. Aeronautics & Astronautics (Instrumentation and Control Systems) from the Massachusetts Institute of Technology. He received his Juris Doctor in 1977 from the George Washington University National Law Center. Mr. Sartorio’s Professional Memberships include Member of California and Massachusetts state bars; Registered to practice before the United States Patent and Trademark Office; and California State Bar Intellectual Property Section — past co-chair of patent committee. Mr. Sartorio signed a 3 year consulting agreement as an independent contractor. He was granted 90,000 shares of Common Stock of the Company, vesting one-third upon signing and one-third on each of the next two anniversary dates of the agreement.
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
Material Changes in Results of Operations For the period ended June 30, 2007
Revenues. We are seeking acquisitions in the food services industry. As such, we have not yet generated revenues from continuing operations during the period ended June 30, 2007.
Operating expenses. We have incurred general and administrative expenses of $17,743, for the three-month period ended June 30, 2007 and $40,188 for the period from inception on January 26, 2007 through June 30, 2007. These operating expenses are comprised primarily of SEC and state “Blue Sky” filing fees and professional fees.
Net loss. Net loss for the month period ended June 30, 2007 was $17,743 or ($.00) per share and was $40,188 for the period from inception on January 26, 2007 through June 30, 2007, reflecting the impact of costs incurred to execute our business strategy.
Material Changes in Financial Condition, Liquidity and Capital Resources as of June 30, 2007
The Company had cash of $19,062, no restricted cash and a working capital surplus of $18,812 at June 30, 2007. The working capital surplus reflects the balance of private placement investments received.
Net cash used in operating activities was $39,938 for the period from the inception on January 26, 2007 through June 30, 2007, entirely attributable to the net loss.
No net cash was used in investing activities.
Net cash provided by financing activities was $59,000, representing $50,000 gross proceeds from private placement investments and $9,000 paid-in capital from the issuance of 90,000 shares to an SAB member.
As a result of the foregoing, the Company had an increase in cash of $19,062 for the period from inception through June 30, 2007.
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

Item 3. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On June 18, 2007, the Company issued 90,000 shares of Common Stock, valued at an aggregate of $9,000 to Hank Sartorio, a member of the Company’s Scientific Advisory Board. The shares were issued for services rendered and to be rendered (subject to vesting) to the Company as an independent contractor. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and no sale commissions were paid.
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

Consolidation Services, Inc.
Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2007
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