Form 10QSB
period 2007-09-30
Consolidation Services inc
filed 2007-11-19
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number: 333-142105

CONSOLIDATION SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-8317863
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2756 N. Green Parkway, Suite 225

Henderson, NV  89014

(Address of principal executive offices)

(702) 614-5333

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: [X]     No: [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  There were a total of 10,815,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 16, 2007 and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One):   Yes: [X]     No: [   ]

Consolidation Services, Inc.

Quarterly Report on Form 10-QSB

Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future  operations  and  market  trends and  expectations.  Such  statements involve known and unknown risks, uncertainties and other factors that may cause our actual results,  performance or achievements to be materially different from any future results,  performance or achievements expressed or implied by such forward-looking  statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions  involving the continued expansion  of  our  business.  Assumptions  relating  to the foregoing involve judgments with respect to, among other things, future economic,  competitive and market conditions and future business decisions, all of which are difficult or impossible  to predict  accurately  and many of which are  beyond  our  control.  Although  we  believe  that  our  assumptions   underlying  the  forward-looking statements are reasonable, any of the assumptions  could prove  inaccurate and, therefore, there  can  be no  assurance  that  the  forward-looking  statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the  forward-looking statements included herein, the inclusion of such information  should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update  publicly any  forward-looking statements for any reason.  The terms "we", "our", "us", or any derivative  thereof, as used herein  refer to Consolidation Services, Inc., a Delaware corporation, and its predecessors.

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

September 30,
2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash in bank	$4,935
Prepaid expenses	-

TOTAL CURRENT ASSETS	4,935

TOTAL ASSETS	$4,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$23,669

TOTAL CURRENT LIABILITIES	23,669

LONG-TERM DEBT	-

TOTAL LIABILITIES	23,669

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value;
20,000,000 shares authorized,
no shares issued and outstanding	-
Common stock: $0.001 par value;
200,000,000 shares authorized,
10,690,000 shares issued and outstanding	10,690
Additional paid-in capital	120,310
Accumulated deficit	(149,734)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(18,734)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,935

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
	For the Three	For the Six	On January 26,
	Months Ended	Months Ended	2007 through
	September 30,	September 30,	September 30,
	2007	2007	2007

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	109,546	127,289	149,734

TOTAL OPERATING EXPENSES	109,546	127,289	149,734

NET LOSS	$(109,546)	$(127,289)	$(149,734)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	10,345,000	10,230,000

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance January 26, 2007	-	$-	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	-	-	9,000,000	9,000	-	-	9,000

Shares issued for cash
at $0.05 per share	-	-	1,000,000	1,000	49,000	-	50,000

Common stock issued for
Services at $0.10 per share	-	-	690,000	690	28,710	-	69,000

Fair value of common
stock warrants granted	-	-	-	-	3,000	-	3,000

Net loss for the period
Ended September 30, 2007	-	-	-	-	-	(149,734)	(149,734)

Balance September 30, 2007	-	$-	10,690,000	$10,690	$80,710	$(149,734)	$(18,734)

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	From Inception
	Months Ended	On January 26, 2007
	September 30,	through September 30,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(127,289)	$(149,734)

Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock and warrants issued for services	72,000	72,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable	23,669	23,669

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(31,620)	(54,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	-	59,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	59,000

NET INCREASE IN CASH	(31,620)	4,935

CASH - BEGINNING OF PERIOD	36,555	-

CASH - END OF PERIOD	$4,935	$4,935

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2007 audited financial statements.  The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management's plans include investing in and developing businesses related to the food service industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - EQUITY TRANSACTIONS

On August 21, 2007, the Company issued 690,000 shares of its common stock for legal and other consulting services valued at $0.10 per share. The Company also issued 3,000,000 "A" common stock purchase warrants to its officers and directors for services performed valued at $3,000.

The board of directors also authorized the issuance of an additional 400,000 shares for services to be performed in the future.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company issued 125,000 shares of common stock to Jon Jannotta (the "Consultant") in connection with the Consulting Agreement entered into between the Company and the Consultant on October 19, 2007.  These 125,000 shares were taken from the 400,000 additional shares that were authorized to be issued on August 21, 2007 for future services provided.

Subsequent to September 30, 2007, the Company received a $10,000 loan from an entity controlled by two of its officers. The Company placed $5,000 in a land option account with a third party, with instructions to negotiate options to purchase land for organic farming purposes.

The Company received a loan of $180,000 on November 6, 2007, from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, an officer and director of the Company.  On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land in Kentucky.  The Company plans to harvest limited timber as it prepares the land for organic certification and farming.  Total closing cost were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.

On November 14, 2007, the Company received $15,500 from the exercise of warrants to purchase 15,500 shares common stock, in the aggregate, at the reduced exercise price of $1.00 per share (the "Class A Warrants"), which reduction was announced in a Form 8-K filed with the SEC on October 25, 2007, incorporated herein by reference.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Statements contained in this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this document that are not historical or current facts may constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete.  Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will," "potential," "opportunity," "believes," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the SEC.

Plan of Operations

The Company has relied on its initial capitalization from its founders and the February 2007 private placement of $50,000. The Company used the proceeds of the sale of securities to pay its organizational expenses, audit and legal expenses for its initial registration statement, as well as to meet its ongoing reporting and compliance obligations.

The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry.  As of the date hereof, the Company falls under the definition of a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and because the Company does not currently engage in any business activities that provide cash flow.  As a shell company, the Company's primary purpose at this time is to either grow organically or locate and consummate a merger or acquisition of one or more domestic or foreign companies primarily in the foodservice industry, however, it currently has no agreements, arrangements or understanding to acquire any other company.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

In connection with the Company's own internal development regarding the evaluation of new technologies to improve food security and to develop faster methods to detect, eliminate, or protect the food chain from adulterated foods and animal feed, the Company is establishing a scientific adversary board ("SAB") of independent consultants. On June 18, 2007, Henry P. Sartorio joined the SAB.  Mr. Sartorio is a patent attorney specializing in intellectual property law. Mr. Sartorio is a highly regarded consultant advising small businesses, particularly in the fields of material science, instrumentation and solar energy systems. Mr. Sartorio was formerly Patent Attorney at the University of California Lawrence Livermore National Laboratory - Patent Prosecution, particularly in the fields of lasers and optics, electronics, instrumentation, chemical engineering, materials science; copyright law; government contracts; and technology licensing. He also served as Deputy Laboratory Counsel, Head of Patent Department and managed six attorneys. Mr. Sartorio received his B.S. Physics and M.S. Aeronautics & Astronautics (Instrumentation and Control Systems) from the Massachusetts Institute of Technology. He received his Juris Doctor in 1977 from the George Washington University National Law Center. Mr. Sartorio's Professional Memberships include Member of California and Massachusetts state bars; Registered to practice before the United States Patent and Trademark Office; and California State Bar Intellectual Property Section - past co-chair of patent committee.  Mr. Sartorio signed a three-year consulting agreement with the Company as an independent contractor.  He was granted 90,000 shares of Common Stock of the Company, vesting one-third upon signing and one-third on each of the next two anniversary dates of the agreement.

In connection with the Company's identification and evaluation of business opportunities consistent with the Company's goals, the Company entered into a Consulting Agreement, dated October 19, 2007, with Mr. Jon Jannotta having a three (3) year term, filed herewith as Exhibit 10.4 (the "Consulting Agreement"). Pursuant to the Consulting Agreement, Mr. Jannotta was granted 125,000 shares of common stock of the Company, vesting as follows: 45,000 shares upon signing and 40,000 shares on each of the next two anniversary dates of the Consulting Agreement.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business or businesses in the foodservice industry primarily and, as a secondary objective, we seek to further our business strategy internally through organic growth, development of products or brands, and/or land acquisitions with the focus remaining centered on the foodservice industry.  The analysis of new business opportunities (through acquisitions or organic growth) will be undertaken by or under the supervision of our officers and directors and the SAB. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In furtherance of the above paragraph and as reported in a Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, the Company has determined to pursue two specialty food opportunities in parallel and, in order to raise additional funds through the exercise of outstanding warrants so that the Company may consummate such opportunities, the Company has reduced the exercise price for the Company's Class A Common Stock Purchase Warrants (the "Class A Warrants") from $3.00 to $1.00 per share from October 22, 2007 to December 31, 2007 or until the Company has received $5,000,000 in consideration, whichever occurs first.  When either event occurs, the Class A Warrant exercise price will revert back to $3.00 per share.  The shares including the aforementioned warrants are registered on Form SB-2.

We expect our present management to have a continuing managerial role in our Company following a business combination or, in the event we encounter sufficient organic growth, past the point where our assets or operations are no longer nominal and we cease to be considered a shell company.  With respect to growth by business combination, we cannot assure you that we will find a suitable business with which to combine, as a result of management's desire to maintain its role following a business combination.

Management plans to continue to operate from home offices for the foreseeable future.  The Company does not intend to hire any additional employees, enter into an office lease or make any other significant expenditures until it commences commercial operations.

BUSINESS COMBINATION

The Company will attempt to locate and negotiate with a business or business entities primarily in the foodservice industry, for the combination of that target company with the Company or a purchase of assets.  We view the foodservice industry as including a wide spectrum of activities and the Company shall consider acquisitions of the following nature: (1) the acquisition and/or consolidation of smaller acquired distribution companies; or (2) the acquisition and/or roll-up of certain suppliers to the distribution companies; (3) the acquisition of a supplier of food products having a direct relationship with the large producers and growers of goods; or (4) the acquisition of a company that evaluates and acquires or develops new technologies to improve food security and to develop faster methods to detect, eliminate, or protect the food chain from adulterated foods and animal feed.

The business combination will normally take the form of a merger, stock-for-stock exchange, stock-for-assets exchange or cash for assets.  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  If the Company cannot effect a non-cash acquisition, the Company may have to raise additional funds from a private offering of its securities under Rule 506 of Regulation D or the exercise of its outstanding warrants.  There is no assurance the Company would obtain any such equity funding or funding from the exercise of warrants.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

ORGANIC GROWTH OF BUSINESS

In addition to our primary objective of growth by business combinations, we have a secondary or complementary objective of furthering our business strategy through organic growth, mainly through the development of products or food brands, organic growth of clients, and/or land acquisitions with the focus remaining centered on the foodservice industry.  Additionally, management believes that the Company may be able to generate revenues,  on both a long term and short-term basis, through the drilling of wells for oil and/or natural gas on its owned land, to help finance the Company's plans to in the organic food sector.

In furtherance of that secondary objective of organic growth, the Company has received a loan of $180,000 on November 6, 2007 from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, an officer and director of the Company.  On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land in Kentucky.  The Company plans to harvest limited timber as it prepares the land for organic certification and farming.  Total closing cost were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.

Management is initiating the Company's plans to become a leading supplier and distributor of organic and nature food products in the United States with this purchase.  Management expects to achieve this goal through internal growth and development of a premium brand through its developed operations.  Management also anticipates an acquisition program of local and regional brands and operations, which can be leveraged into expanded market areas.  Management also expects to drill wells for oil and/or natural gas to serve as a long term revenue profit center and to help finance the Company's plans in the organic food sector.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not engaged in commercial operations, has no commercial operating history, and does not have any revenues or earnings from operations to date.  The Company has no assets or financial resources and its activity has been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that we can identify such a business opportunity or opportunities and consummate such a business combination, or otherwise develop sufficient assets and/or operations to the point where we cease to be considered a shell company.  In the event the Company can establish a public market for its securities, Management believes it can raise subsequent funds to implement its business strategy and support the Company's operations over the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations.  Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, or financing from the exercise of warrants, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company will determine its revenue recognition policies upon commencement of principle operations.

Stock based Compensation Expense

The Company adopted SFAS No. 123R, "Share-Based Payments" in the first quarter of fiscal 2007. Under the requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. The Company recognizes stock option expense using the straight-line attribution method under SFAS No. 123R. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our limited operating experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula as we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted.

Material Changes in Results of Operations For the periods ended September 30, 2007

Revenues. Because we currently do not have, nor have we ever had since inception, any business operations,  we had no revenues during the period ended September 30, 2007.

Operating expenses. We have incurred general and administrative expenses of $109,546, for the three-month period ended September 30, 2007, $127,289 for the six-month period ended September 30, 2007, and $149,734 for the period from inception on January 26, 2007 through September 30, 2007.  These expenses are comprised primarily of SEC and state "Blue Sky" filing fees and professional fees.

Net loss. Net loss for the three month period ended September 30, 2007 was $109,546 or ($.01) per share, $127,289 for the six-month period ended September 30, 3007 or ($.01) per share, and was $149,734 for the period from inception on January 26, 2007 through September 30, 2007, reflecting the impact of organizational, reporting, and compliance costs incurred.

Material Changes in Financial Condition, Liquidity and Capital Resources as of September 30, 2007

The Company had cash of $4,935, no restricted cash and a working capital deficit of $18,734 at September 30, 2007.  The working capital deficit reflects the increase in accounts payable.

Net cash used in operating activities was $54,065 for the period from the inception on January 26, 2007 through September 30, 2007, which was fully attributable to the net loss after including net cash of $72,000 (resulting from the issuance of common stock to Phillips Nizer LLP and Mr. Sartorio, and the granting of warrants to the founders for services provided) and an increase in accounts payable of $23,669.

No net cash was used in investing activities.

Net cash provided by financing activities was $59,000, representing $50,000 gross proceeds from private placement investments and $9,000 paid-in capital from the issuance of 9,000,000 shares of common stock held by the founders.

As a result of the foregoing, the Company had a net decrease in cash of $31,620 for the six-months ended September 30, 2007, and a net increase in cash of $4,935 for the period from inception through September 30, 2007.

In addition, we need additional capital to cover ongoing operating expenses.  These factors raise substantial doubt about our ability to find an acquisition candidate.  The Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the period ended February 28, 2007.

The Company's future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

Item 3A(T).  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2007.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this quarterly report on Form 10-QSB, we are not a party to any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 21, 2007, the Company issued 600,000 shares of Common Stock, valued by the Company at $.10 per share to Phillips Nizer LLP in lieu of payment of $20,000 and for services provided.  The Offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No underwriter or placement agent was involved and no sales commissions were paid.

On August 21, 2007, the Company issued 3,000,000 class "A" common stock purchase warrants valued by the Company at $3,000, at an exercise price of $3.00 per share, to its officers and directors for services provided. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No underwriter or placement agent was involved and no sales commissions were paid.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-QSB.

Exhibit Number	Description

10.1	Deed of Conveyance dated November 8, 2007, by and between the Company and Anna Jett for real property in Breathitt County, Kentucky.
10.2	Deed of Conveyance dated November 8, 2007, by and between the Company and Anna Jett for mineral interests in Breathitt County, Kentucky.
10.3	Deed of Conveyance dated November 8, 2007, by and between the Company and Sutter Drilling LLC for an undivided interest in oil and gas interests in Breathitt, County, Kentucky.
10.4	Consulting Agreement, dated October 19, 2007, by and between the Company and Jon Jannotta.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007	Consolidation Services, Inc.
	By:	/s/ Johnny R. Thomas
Johnny R. Thomas, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and Chief Financial Officer (Principal Financial Officer)

Consolidation Services, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2007

EXHIBIT INDEX

Exhibit Number	Description

10.1	Deed of Conveyance dated November 8, 2007, by and between the Company and Anna Jett for real property in Breathitt County, Kentucky.
10.2	Deed of Conveyance dated November 8, 2007, by and between the Company and Anna Jett for mineral interests in Breathitt County, Kentucky.
10.3	Deed of Conveyance dated November 8, 2007, by and between the Company and Sutter Drilling LLC for an undivided interest in oil and gas interests in Breathitt, County, Kentucky.
10.4	Consulting Agreement, dated October 19, 2007, by and between the Company and Jon Jannotta.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.