Form 10QSB/A
period 2007-03-31
Consolidation Services inc
filed 2007-11-21
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]     No [X]*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: [X]     No: [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 10,090,000 shares of the registrant’s common stock, par value $.001 per share, outstanding as of August 13, 2007 and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One):   Yes: [   ]     No: [X]

*  Registrant’s registration statement No. 333-142105 was declared effective on June 25, 2007

Consolidation Services, Inc.

Quarterly Report on Form 10-QSB/A

Period Ended March 31, 2007

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB/A are "forward-looking statements" regarding the plans and objectives of management for future  operations  and  market  trends and  expectations.  Such  statements involve known and unknown risks, uncertainties and other factors that may cause our actual results,  performance or achievements to be materially different from any future results,  performance or achievements expressed or implied by such forward-looking  statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions  involving the continued expansion  of  our  business.  Assumptions  relating  to the foregoing involve judgments with respect to, among other things, future economic,  competitive and market conditions and future business decisions, all of which are difficult or impossible  to predict  accurately  and many of which are  beyond  our  control.  Although  we  believe  that  our  assumptions underlying  the  forward-looking statements are reasonable, any of the assumptions  could prove  inaccurate and, therefore, there  can  be no  assurance  that  the  forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the  forward-looking statements included herein, the inclusion of such information  should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update  publicly any  forward-looking statements for any reason.  The terms "we", "our", "us", or any derivative  thereof, as used herein  refer to Consolidation Services, Inc., a Delaware corporation, and its predecessors.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Balance Sheet

March 31,
2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash in bank	$36,555
Prepaid expenses	-

TOTAL CURRENT ASSETS	36,555

TOTAL ASSETS	$36,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-

TOTAL CURRENT LIABILITIES	-

LONG-TERM DEBT	-

TOTAL LIABILITIES	-

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value;
20,000,000 shares authorized,
no shares issued and outstanding	-
Common stock: $0.001 par value;
200,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000
Additional paid in capital	49,000
Accumulated deficit	(22,445)

TOTAL STOCKHOLDERS' EQUITY	36,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,555

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Operations

From Inception
On January 26,
2007 through
March 31,
2007

REVENUES	$-
COST OF SALES	-
GROSS MARGIN	-

OPERATING EXPENSES

General and administrative	22,445

TOTAL OPERATING EXPENSES	22,445

NET LOSS	$(22,445)

BASIC LOSS PER SHARE	$(0.00)

Weighted Average Shares
Outstanding	10,000,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Stockholder’s Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance January 26, 2007	-	$-	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	-	-	9,000,000	9,000	-	-	9,000

Shares issued for cash
at $0.05 per share	-	-	1,000,000	1,000	49,000	-	50,000

Net loss for the period
ended March 31, 2007	-	-	-	-	-	(22,445)	(22,445)

Balance March 31, 2007	-	$-	1,000,000	$10,000	$49,000	$(22,445)	$36,555

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

From Inception
On January 26,
2007 through
March 31,
2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,445)

Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-
Increase (decrease) in accounts payable	-

NET CASH USED IN OPERATING ACTIVITIES	(22,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-

NET CASH (USED) BY INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	59,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,000

NET INCREASE IN CASH	36,555

CASH - BEGINNING OF PERIOD	-

CASH - END OF PERIOD	$36,555

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-
Income taxes	$-

NON CASH FINANCING ACTIVITIES:	$-

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing businesses related to the food service industry.

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

The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry.  As of the date hereof, the Company falls under the definition of a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and because the Company does not currently engage in any business activities that provide cash flow.  As a shell company, the Company’s primary purpose at this time is to locate and consummate a merger or acquisition of one or more private domestic or foreign companies primarily in the foodservice industry, however, it currently has no agreements, arrangements or understanding to acquire any other company.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

In connection with the Company’s own internal development regarding the evaluation of new technologies to improve food security and to develop faster methods to detect, eliminate, or protect the food chain from adulterated foods and animal feed, the Company is establishing a scientific adversary board (“SAB”) of independent consultants.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business or businesses in the foodservice industry primarily and, as a secondary objective, we seek to further our business strategy internally through organic growth, development of products or brands, and/or land acquisitions with the focus remaining centered on the foodservice industry.  The analysis of new business opportunities (through acquisitions or organic growth) will be undertaken by or under the supervision of our officers and directors and the SAB. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

We expect our present management to have a continuing managerial role in our company following a business combination or, in the event we encounter sufficient organic growth, past the point where our assets or operations are no longer nominal and we cease to be considered a shell company.  With respect to growth by business combination, we cannot assure you that we will find a suitable business with which to combine, as a result of management’s desire to maintain its role following a business combination.

The Company does not intend to hire any additional employees, enter into an office lease or make any other significant expenditures until it commences commercial operations.

BUSINESS COMBINATION

The Company will attempt to locate and negotiate with a business or business entities primarily in the foodservice industry, for the combination of that target company with the Company.  We view the foodservice industry as including a wide spectrum of activities and the Company shall consider acquisitions of the following nature: (1) the acquisition and/or consolidation of smaller acquired distribution companies; or (2) the acquisition and/or roll-up of certain suppliers to the distribution companies; (3) the acquisition of a supplier of food products having a direct relationship with the large producers and growers of goods; or (4) the acquisition of a company that evaluates and acquires or develops new technologies to improve food security and to develop faster methods to detect, eliminate, or protect the food chain from adulterated foods and animal feed.

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

ORGANIC GROWTH OF BUSINESS

In addition to our primary objective of growth by business combinations, we have a secondary or complimentary objective of furthering our business strategy through organic growth, mainly through the development of products or food brands, organic growth of clients, and/or land acquisitions with the focus remaining centered on the foodservice industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not engaged in operations, has no commercial operating history, and does not have any revenues or earnings from operations to date.  The Company has no assets or financial resources and its activity has been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that we can identify such a business opportunity or opportunities and consummate such a business combination, or otherwise develop sufficient assets and/or operations to the point where we cease to be considered a shell company.  In the event the Company can establish a public market for its securities, Management believes it can raise subsequent funds to implement its business strategy and support the Company’s operations over the next 12 months.

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

Material Changes in Results of Operations For the period ended March 31, 2007

Revenues. Because we currently do not have, nor have we ever had since inception, any business operations,  we had no revenues during the period ended March 31, 2007.

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

In addition, we need additional capital to cover ongoing organizational and compliance expenses.  These factors raise substantial doubt about our ability to find an acquisition candidate.  The Company’s accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the period ended February 28, 2007.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this quarterly report on Form 10-QSB/A, we are not a party to any legal proceedings.

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

Set forth below is a list of the exhibits to this quarterly report on Form 10-QSB/A.

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

Dated: November 21, 2007	Consolidation Services, Inc.
	By:	/s/ Johnny R. Thomas
Johnny R. Thomas, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and Chief Financial Officer (Principal Financial Officer)

Consolidation Services, Inc.

Quarterly Report on Form 10-QSB/A
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