Form 10QSB/A
period 2007-06-30
Consolidation Services inc
filed 2007-11-21
CIK 1392960

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

Period Ended June 30, 2007

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

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

June 30,
2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash in bank	$19,062
Prepaid expenses	-

TOTAL CURRENT ASSETS	19,062

TOTAL ASSETS	$19,062

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$250

TOTAL CURRENT LIABILITIES	250

LONG-TERM DEBT	-

TOTAL LIABILITIES	250

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value;
20,000,000 shares authorized,
no shares issued and outstanding	-
Common stock: $0.001 par value;
200,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000
Additional paid in capital	49,000
Accumulated deficit	(40,188)

TOTAL STOCKHOLDERS' EQUITY	18,812

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,062

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2007	From Inception On January 26, 2007 through June 30, 2007

REVENUES	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

General and administrative	17,743	40,188

TOTAL OPERATING EXPENSES	17,743	40,188

NET LOSS	$(17,743)	$(40,188)

BASIC LOSS PER SHARE	$(0.00)

Weighted Average Shares
Outstanding	10,000,000

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance January 26, 2007	-	$ -	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	-	-	9,000,000	9,000	-	-	9,000

Shares issued for cash at $0.05 per share	-	-	1,000,000	1,000	49,000	-	50,000

Net loss for the period ended June 30, 2007	-	-	-	-	-	-	(40,188)
Balance June 30, 2007	-	$ -	10,000,000	$ 10,000	$ 49,000	$ (40,188)	$ 18,812

The accompanying notes are an integral part of these financials statement.

CONSOLIDATION SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

From Inception On January 26, 2007 through June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(40,188)

Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-
Increase (decrease) in accounts payable	250

NET CASH PROVIDED BY OPERATING ACTIVITIES	(39,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-

NET CASH (USED) BY INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	59,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,000

NET INCREASE IN CASH	19,062

CASH - BEGINNING OF PERIOD	-

CASH - END OF PERIOD	$19,062

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-
Income taxes	$-

NON CASH FINANCING ACTIVITIES:	$-

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

In connection with the Company’s own internal development regarding the evaluation of new technologies to improve food security and to develop faster methods to detect, eliminate, or protect the food chain from adulterated foods and animal feed, the Company is establishing a scientific adversary board (“SAB”) of independent consultants. On June 18, 2007, Henry P. Sartorio joined the SAB.  Mr. Sartorio is a patent attorney specializing in intellectual property law. Mr. Sartorio is a highly regarded consultant advising small businesses, particularly in the fields of material science, instrumentation and solar energy systems. Mr. Sartorio was formerly Patent Attorney at the University of California Lawrence Livermore National Laboratory – Patent Prosecution, particularly in the fields of lasers and optics, electronics, instrumentation, chemical engineering, materials science; copyright law; government contracts; and technology licensing. He also served as Deputy Laboratory Counsel, Head of Patent Department and managed six attorneys. Mr. Sartorio received his B.S. Physics and M.S. Aeronautics & Astronautics (Instrumentation and Control Systems) from the Massachusetts Institute of Technology. He received his Juris Doctor in 1977 from the George Washington University National Law Center. Mr. Sartorio’s Professional Memberships include Member of California and Massachusetts state bars; Registered to practice before the United States Patent and Trademark Office; and California State Bar Intellectual Property Section – past co-chair of patent committee. On June 18, 2007, Mr. Sartorio, an independent contractor, entered into a Scientific Advisory Board Agreement (the "SBA Agreement"), filed herewith as Exhibit 10.1, having a term of three (3) years. Pursuant to the SAB Agreement, Mr. Sartorio was granted 90,000 shares of Common Stock of the Company, vesting one-third upon signing and one-third on each of the next two anniversary dates of the agreement.

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

Material Changes in Results of Operations For the period ended June 30, 2007

Revenues. Because we currently do not have, nor have we ever had since inception, any business operations,  we had no revenues during the period ended June 30, 2007.

Operating expenses. We have incurred general and administrative expenses of $17,743, for the three-month period ended June 30, 2007 and $40,188 for the period from inception on January 26, 2007 through June 30, 2007.  These expenses are comprised primarily of SEC and state “Blue Sky” filing fees and professional fees.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2007, the Company issued 90,000 shares of Common Stock, valued at an aggregate of $9,000 to Henry P. Sartorio, a member of the Company’s Scientific Advisory Board.  The shares were issued for services rendered and to be rendered (subject to vesting) to the Company as an independent contractor pursuant to the SAB Agreement. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and no sale commissions were paid.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-QSB/A.

Exhibit Number	Description

10.1	Scientific Advisory Board Agreement, dated June 18, 2007, between the Company and Henry P. Sartorio.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
John C. Francis, Vice President and Chief Financial Officer (Principal Financial Officer)

Consolidation Services, Inc.

Quarterly Report on Form 10-QSB/A

Quarter Ended June 30, 2007

EXHIBIT INDEX

Exhibit Number	Description

10.1	Scientific Advisory Board Agreement, dated June 18, 2007, between the Company and Henry P. Sartorio.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.