Form 10-K
period 2007-12-31
Consolidation Services inc
filed 2008-03-27
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-142105

CONSOLIDATION SERVICES, INC.

(Exact name of registrants as specified in its charters)

Delaware	20-8317863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2756 N. Green Valley Parkway, Suite 225, Henderson, NV	89014
(Address of principal executive office)	(Zip Code)

(702) 614-5333

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [   ]

The aggregate market value of the 1,000,000 shares of common stock of the Registrant issued and outstanding as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 9,000,000 shares of common stock held by affiliates of the Registrant was $0, as there was no public market for the Registrant’s securities at such time.

The number of shares of Registrant’s common stock outstanding as of March 7, 2008 was 11,459,236.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s prospectus filed with the Commission on February 1, 2008 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended.

CONSOLIDATION SERVICES, INC.

2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.  BUSINESS

Statement Regarding Forward-Looking Disclosure

Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

General

Consolidation Services, Inc. (“CSI”, the “Company”, “we”, or “us”) was formed on January 26, 2007, to engage in the acquisition and consolidation of organic and natural food companies in the food service industry. Our strategic objective is to become a leading supplier and distributor of organic and natural food products in the United States, through internal growth and development of premium brands and through an acquisition program of local and regional brands and operations.  The Company is also acquiring land for organic certification and farming. The Company expects to mine coal and drill wells for oil and/or natural gas on some of its acquired land to serve as a long term profit center and to help finance the Company’s strategic objectives in the organic and natural food sector.

Overview of the Organic/Natural Food Sector

The market size of the natural food sector, including organic foods and related products in the United States was $56.8 billion dollars in 2006, with an annual growth rate of approximately 9.7%, according to the June 2007 “The National Food Merchandiser,” a leading trade publication.  Organic food sales at $16.7 billion in 2006 represented about 29% of natural food sales. The annual growth rate for organic food products has been approximately 20-24% for each year since 1990.

Only a few years ago, the organic food industry was considered a specialty sector applicable to only a limited group of customers. Marketing was primarily through local venues such as farmers markets and local cooperative stores. The markets have grown so dramatically that most large, well financed food service companies in supply and retail now have organic operations.

Whole Foods (WFMI) with approximately $6.14 billion in annual sales is the largest retailer of organic foods; however, most large regional and national food retailers such as Costco, Fred Meyers, Wal Mart and Lowes Foods offer organic food products. A number of publicly traded companies specialize in organic and/or natural foods. These companies include United Natural Foods (UNFI) with $2.8 billion in annual revenues, Hain Celestrial Group (HAIN) with $900 M in revenues, Sunoptra (STKL) with $760 M in revenues and Lifeway (LWAY) with $36.4 M in revenues in 2007. Large companies such as Kraft, Kellogg and General Mills also have substantial organic food operations.

There are thousands of smaller companies and family producers who serve as suppliers and/or participate in the local, regional or national distribution of organic products. For example, UNFI has approximately 4,300 suppliers, the largest of which (HAIN) supplies only about 7.3% of UNFI’s products.

Many restaurants feature menus which, in whole or in part, include meals that are prepared using natural or organic products. Chipolte Mexican Grill (“CMG”) states on its website that they serve more naturally raised meat than any other restaurant in the world. They serve approximately 40 million pounds of naturally raised meat at more than 670 restaurants across the country. They actively market and promote their use of natural/organic food products through their vision of “Food with Integrity.”  Chipolte emphasizes the use of grass fed, steroid and hormone free products and prominently display information on their suppliers; which include Coleman Natural, Niman Ranch, Pure Country Angus beef, Meyer Natural Angus Beef, Bell and Evans, Townsend, Heritage Acres and Springer Mountain Farms.

The explosive growth in demand for organic products makes it difficult for producers, distributors and retailers to access adequate supply, particularly if they are seeking “certified organic” products.  Certification of land for organic use can take up to three years.  Organic farming systems rely on ecologically based practices such as cultural and biological pest management, exclusion of all synthetic chemicals, antibiotics, and hormones in crop and livestock production.  Whereas, livestock certification (i.e., organic certification of livestock slaughter stock (beef, sheep, etc.) and dairy stock) can generally be done in one year in accordance with USDA regulations.

The USDA National Organic Program (NOP) is administered by the United States Department of Agriculture and regulates the standards for any farm, wild crop harvesting, or handling operation that wants to sell an agricultural product as organically produced.  In the USA, an organic labeled product must be certified by an approved USDA organic certification agency.  The USDA - NOP regulations can be downloaded by going to: www.ams.usda.gov/nop.  The NOP and the Organic Foods Production Act are intended to assure consumers that the organic foods they purchase are produced, processed, and certified to be consistent with national organic standards.   As such, if you grow, manufacture, or repackage organic products and want to label your product as organic you are legally obligated to organic certify your facility (a company that sells less than $5,000.00 a year of organic product, or does not open previous organic certified products, or does not wish to label the product as organic, are exempt from organic certification).

Conversion from traditional agriculture using antibiotics, pesticides, hormones, herbicides and chemical fertilizers to an organic farming process requires a substantial learning curve. A number of other categories of natural products are available in the market place, including “grass fed”, “hormone and steroid free”, “humanely raised” and “free range.”  Most of these “labels” can be produced under programs which require less time and oversight than “certified organic” production.

Organic Product Supply

The Company is establishing a reliable organic product supply network in the following four ways:

•

Land purchases for production purposes

•

Family of associates

•

Private label from established suppliers

•

Acquisition of profitable companies

The Company acquired its first organic/natural food production assets in November of 2007, a 250 acre farm in Kentucky (the “Land Acquisition”). Management plans to continue to acquire similar production assets, as they are important to develop a reliable base of supply of quality products to introduce internally developed brands.

Production on land owned by the Company will represent a small, but important, part of the Company’s supply chain. These operations will serve as a model for success for other farmers nationwide, which management expects to recruit to join the Company’s family of associate producers as described below. The Company expects to create critical mass of production in areas near the Land Acquisition to support development of local processing and distribution facilities. Management anticipates providing production expertise and other assets to aid in the recruitment of family farms to join the Company’s organic family, of associate producers.

Eastern Kentucky was selected as the place to develop the first model production unit due to the availability of large acreages; with excellent grazing potential as well as excellent prospects for energy development, specifically natural gas, oil and coal. Four counties, where the Company is initially focused, are designated a “Federal Renewal Community” by the U.S. Department of Housing and Urban Development (HUD). Businesses within the area may be eligible for a substantial package of federal tax credits and deductions designed to encourage business investment and the creation of jobs.

The Company is initially focused on establishing itself as a reliable source of supply for the following general organic products lines:

•

Dairy products, primarily cheeses, yogurts and related products

•

Ingredients

•

Grass fed beef and free range poultry

•

Ingredients to prepare primary menu items for pizza and Mexican foods

Management has identified a number of potential private label sources for these areas of supply to supplement its internal production capabilities. The sources have established supply relationships and they own or have access to processing and packaging facilities. The Company anticipates it will ramp up its product availability through private labeling at a faster rate than it will initially increase its internal production capabilities.

Management is also evaluating potential acquisition candidates that would provide additional supply in these selected product areas. Acquisition candidates are being evaluated on the basis of profitability, growth potential, and ownership of brands and trademarks which can be leveraged to larger market areas and as distribution platforms for the introduction of expanded product lines. Such acquisitions are expected to broaden the management team of the Company.  As of the date hereof, the Company has no agreements, arrangements or understandings to acquire any companies.

Brand/Trademark Ownership

Establishing or acquiring strong brand identity is important to the Company’s plans to recruit a family of associates and establish a strong distribution presence in local, regional and national markets. The Company is working with its patent counsel, Mr. Henry P. Sartorio (Scientific Advisory Board (“SAB”) member), to register a number of names for the Company to use in developing an internal brand identity. In addition, management is impressed with the number of small operators who have developed significant brand acceptance and recognition in their geographic area. It is believed that these brand assets could be leveraged in much larger geographic areas with substantially larger market share. The Company is pursuing opportunities to expand its internal brand identity with such small operators having significant brand acceptance in three ways: (1) through an affiliate relationship; (2) licensing for expanded territories; and/or (3) acquisition potential, where appropriate.

Marketing/Distribution

The Company plans to implement multiple strategies to market its products and gain national distribution. The quickest route is expected to result from the acquisition of small companies in different geographic regions, each of which has a good distribution platform within their geographical region. It is believed that the Company will be able to leverage these regional distribution companies into a national presence with a larger branded proprietary product line.

Management expects to develop direct chef and restaurant contacts and negotiate preferred supplier relationships, with a goal towards providing specific ingredient product lines tailor made for such particular chef/restaurant chains which can then be marketed nationally through the Internet, in conjunction with a strong marketing program.

Employees

As of the date of this Report, we had three full-time employees consisting of the three members of management. We do not expect to hire additional employees at this time, as we expect to use contract service providers such as the development group to be hired with our proposed purchase of 1,000 acres of land in Kentucky.  Current management of the Company is considered ideal to implement land acquisitions, development of model organic food production assets, evaluation of and negotiation with potential acquisition candidates that may provide for a strategic fit. The Company expects to gain access to experienced industry personnel through its acquisitions and by the recruitment of an individual with the appropriate qualifications to head up the Company’s private label and national marketing efforts.

Overview of Energy Development

Eastern Kentucky was selected for the Company’s initial land acquisition activities, including the recently completed Land Acquisition, because, in addition to its ability to serve as an organic food production asset, among other things, the properties are believed to have commercially viable energy resources. Management anticipates developing some of these assets as a long term profit center while the organic production capabilities are being developed.  Cash flow from energy development is projected to help finance the Company’s organic strategy.

The Appalachian region has come to be dominated by natural gas utilities, which were interested in drilling shallow wells that did not produce huge amounts of gas, but also did not require much investment or entail much risk. The Appalachian wells have produced small gas flows for decades. Utilities have come to see their wells as low-risk development wells. For example, Equitable Resources Inc., a Pittsburgh based gas utility wrote to investors that “management believes virtually all the company’s wells are low-risk development wells.” Wall Street Journal, October 16, 2006.

The opportunity to drill a number of high probability low volume wells quickly and at relatively low cost is an ideal complement to the Company’s organic operations. The wells will generally be less than 2,000 feet deep and have a minimal footprint on the Company’s land. Management expects the wells to require less than two years of operations to recover all cost. The area where the Company will be developing gas resources has good access to existing pipeline infrastructure. Management expects to use satellite links to gas wells in order to allow real time remote monitoring of gas production.

A small percentage of the shallow wells may produce oil, based on the history of wells drilled in the region. In addition, almost all of the properties are expected to have coal assets. Coal mining, if any, will be done by third parties and the Company would anticipate being paid on a royalty basis. The Company expects the mining permits, if any, to require the mine operator to build roads, ponds and pastures in a manner that will be beneficial to the Company’s core organic operations as dictated by the reclamation plan.

Subsequent to year end, the Company entered into an agreement to purchase an additional 1,000 acres of land in Eastern Kentucky (the “Option Purchase Agreement”), located only a few miles from its previous purchase. The land will be ideally suited for organic farming operations following the planned reclamation efforts at the completion of proposed coal mining operations. The property has an estimated nineteen million tons of coal reserves in place, of which, on a conservative estimate basis at least three million tons are classified as mineable reserves, according to a preliminary report prepared by the coal development group. In addition, management believes the opportunity exists to successfully drill natural gas/oil wells on the property.

The Option Purchase Agreement simultaneously provides for the Company to enter into a coal development agreement with an experienced energy and timber development group (the “Development Group”). The Development Group anticipates mining activities and receipt of royalties to commence in calendar year 2008. Royalty rates are typically ten percent or approximately five dollars per ton based on current prices for this quality of coal.

The Company has paid an initial deposit of $100,000, and will pay the Development Group an additional $400,000 plus fifty (50%) percent of the coal royalty revenues to permit, prepare all reclamation plans, contract for coal mining and oversee the actual mining and reclamation process.  As of March 10, 2008, an aggregate of $33,000 of the initial deposit has been released from escrow, including $13,000 towards obtaining a coal mining permit application and $10,000 in order to extend the Option Purchase Agreement until the later of May 8, 2008 or until 14 days after title to the property is cleared.

The reclamation process, following mining of the coal, will enhance and benefit the Company’s planned organic farming operations through the development of an estimated $1,000,000 in infrastructure on the property. The coal mining reclamation efforts will develop pastures of specific sizes, good roads to pastures and to approximately 40 natural gas/oil well drilling sites, ponds and watering sites throughout the property, reshape steep relatively inaccessible slopes to gentle slopes by lowering the peaks and filling the hollows, and seeding the pastures with Company selected species and varieties to maximize production.  The permits filed are specific and the reclamation performance is bonded.

Harvest of timber resources on the property is expected to provide additional revenues and materials to build fences and other facilities to benefit planned organic production operations. The reclamation program will include re-establishing trees in certain areas around pastures to provide shade and wind breaks for domestic animals and shelter for wildlife. The property is expected to have enhanced beauty, utility and productivity when fully developed and serve as a model organic production unit for the Company.

The Development Group has considerable experience in engineering, development and monitoring coal mining on a number of projects, including award winning reclamation projects. They also have considerable experience in timber harvest and natural gas/oil drilling and all aspects of project planning and permitting required to assist the Company in developing a model production site, with profitable energy development.

Government Regulation

The Company may be subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”). The FDA regulates manufacturing and holding requirements for foods through its manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels.

The Company may also become subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated thereunder by the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the Company’s suppliers. The Company may also become subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

In connection with the Company’s organic food certifications, it will become subject to the National Organic Program ("NOP"), which is administered by USDA and regulates the standards for any farm, wild crop harvesting, or handling operation that wants to sell an agricultural product as organically produced, as well as the Organic Foods Production Act, which is intended to assure consumers that the organic foods they purchase are produced, processed, and certified to be consistent with national organic standards.

The Company and its products could also become subject to state, provincial and local regulation through such measures as the licensing of its facilities; enforcement by state, provincial and local health agencies of state, provincial and local standards for the Company’s products; and regulation of the Company’s trade practices in connection with the sale of its products. Facilities may be subject to inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products which might be distributed by the Company.

The Company may also become subject to regulation by numerous U.S. federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates transportation of perishable and hazardous materials and waste, and similar state and local agencies. Further, the Company anticipates that distribution facilities would have ammonia-based refrigeration systems and tanks for the storage of diesel fuel and other petroleum products which are subject to laws regulating such systems and storage tanks.

The Company may become subject to the Federal Energy Regulatory Commission ("FERC") which regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced, as well as the revenues received by us for sales of such production.

Our proposed drilling operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend is expected to continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions.  We presently do not have any material commitments for capital expenditures to comply with existing environmental requirements.

The Company may become subject to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws that impose liability on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Company may become subject to the federal Clean Water Act and corresponding state laws which affect coal mining operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the federal Clean Water Act and corresponding state laws could cause us to incur significant additional costs that adversely affect our future operating results.

The Company may become subject to the federal black lung laws promulgated by the United States Department of Labor in connection with the Companies’ proposed coal mining operations, as well as be affected by the Clean Air Act and similar state and local laws, which extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of most coal producers.

The Company may be restricted by a regional haze program initiated by the EPA to protect and to improve visibility at and around national parks, national wilderness areas and international parks restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks and uncertainties described below before you decide to buy our shares of Common Stock (“Shares”). While these are all known material risks and uncertainties we face, you should know that they are not the only ones facing us. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In these circumstances, the value of our Shares could decline, and you could lose all or part of the money you paid to buy our Shares.

An investment in the Shares offered hereby involves a very high degree of risk and should not be made by persons who cannot afford the loss of their entire investment. The following factors, in addition to those discussed elsewhere in this document, should be considered carefully in evaluating the Company and its business. The order of presentation of each risk factor is not indicative of the relative importance of such factor.

Risks Related to Our Business

We are an early stage development company and have no operating history.

We were recently formed and have only recently commenced commercial operations.  As a result, it is difficult for us to accurately forecast our future operating performance. Furthermore, CSI management has no experience in the foodservice and energy industries.  Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies in the early stage of development. Many of these factors are beyond our control, including unanticipated development expenses, employment costs, and administrative expenses. We cannot assure our Investors that our proposed business plans as described in this report will materialize or prove successful.

We expect to continue to incur losses for the near-future.

We project that we will continue to incur development and administrative expenses and operate at a loss for up to the next three years unless we are able to complete several acquisitions or generate substantial revenues from energy services. We cannot be certain whether or when we will be able to achieve profitability because of the significant uncertainties with respect to our business.

Our current capitalization is inadequate and we may not be able to raise the required capital to conduct our operations.

We have recently commenced commercial operations and are without revenues.  Our February 2007 Private Placement enabled us to become registered as a public reporting company. Through a loan from an affiliated entity and our December 2007 Warrant Exercise we were able to complete our first land acquisition.  We will require additional capital resources including, but not limited to, exercise of outstanding warrants, in order to conduct our operations and raise sufficient working capital, as well as in order to grow and expand our business.  Future events may lead to increased costs that could make it difficult for us to succeed.  To raise additional capital, we may be required to sell additional equity securities, or accept debt financing or obtaining financing through a bank or other entity.  If additional funds are raised through the issuance of additional stock, there may be a significant dilution in the value of our outstanding common stock.  The Company has no binding arrangements with respect to additional financings.  If the Company so requires, future financing may not be available to the Company, on commercially reasonable terms, or at all.  There can be no assurance that any additional financings will be available to us that any affiliate will make additional loans, or that adequate funds for our operations will otherwise be available when needed or on terms that are acceptable to us. The inability to secure additional financing would prevent us from achieving profitability and would have a material adverse effect upon the Company, which may result in the loss of your investment in the Company.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

The accompanying financial statements to this report have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report dated March 26, 2008.

We can provide no assurance that our internal control over our financial reporting will be effective under Section 404 of the Sarbanes-Oxley Act of 2002. Establishing internal controls over our financial reporting, following the transition period for newly public companies,  is likely to increase our costs.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules issued thereunder have required certain changes in the corporate governance, securities disclosure and compliance practices of United States public companies. Our compliance with these rules are likely to increase our general and administrative costs.  In particular, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting.  Since we are a newly public company, in accordance with Item 308T of Regulation S-K, we are not required to provide a report of management on our internal controls over financial reporting until either we had been required to file an annual report pursuant to Section 13(a) or 15(d) of the Exchange Act for the prior fiscal year or have filed an annual report with the Commission for the prior fiscal year.  In the first annual report that we file, we are required to include the following statement: “This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.”  Following our transition period as a newly public company, we will be required to include in our annual report on Form 10-K a report on our management’s assessment of the effectiveness of our internal control over financial reporting, beginning December 31, 2008.  Our independent registered public accounting firm will also issue an audit report on management’s assessment and on our internal control over financial reporting as of each year end, beginning December 31, 2008, unless extended by the SEC. We expect that SOX and such other laws, rules and regulations promulgated thereunder will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance in the United States.

Given the complexities and inherent risks associated with the operation of internal control over financial reporting, we can provide no assurance that our internal control over financial reporting will be effective under Section 404. Moreover, we can provide no assurance as to any matters that might be reported in our management’s assessment of our internal control over financial reporting or our independent registered public accounting firm’s audit report. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or the Financial Industry Regulatory Authority, Inc. (“FINRA”).  Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

Our business strategy, in part, depends upon our ability to complete and manage acquisitions of other companies.

Our business strategy, in part, is to grow through acquisitions, which depends on our ability to identify, negotiate, complete and integrate suitable acquisitions.  See Item 1. “Business.”  Even if we complete acquisitions we may experience:

•

difficulties in integrating any acquired companies, personnel and products into our existing business;

•

delays in realizing the benefits of the acquired company or products;

•

significant demands on the Company’s management, technical, financial and other resources;

•

diversion of our management’s time and attention to unexpected problems;

•

higher costs of integration than we anticipated;

•

unanticipated liabilities;

•

difficulties in retaining key employees of the acquired businesses who are necessary to manage these acquisitions; and/or

•

anticipated benefits of acquisitions may not materialize as planned.

We have no assurance that our proposed acquisitions will be completed.

Our business strategy, in part, is to expand our operations through strategic acquisitions. We have not entered into any agreements, arrangements or understandings to acquire any operating companies, and there is no assurance any acquisition will be completed for any number of reasons. These reasons include, but are not limited to, our ability to obtain funding, complete the necessary due diligence, to our satisfaction; agree on all material terms of definitive purchase agreements; obtain audited financial statements consistent with the unaudited financial statements, or otherwise consummate the acquisition of any or all of such entities.

We may not be able to manage proposed acquisitions and achieve profitability.

In the event that we are able to complete any acquisitions, such acquisitions would present numerous challenges to us. These include the integration of the acquired entities with the operations, technologies and management of the Company and the attendant risks associated with such acquisitions, including possible unanticipated liabilities, unanticipated costs, diversion of management attention and loss of personnel.

We cannot assure you that we will successfully integrate or profitably manage any acquired businesses, that our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisitions, or that the acquisitions will result in increased earnings for us in any future period. Successful integration of the Company’s operations will depend on, among other things, our ability to attract, hire and retain skilled management and other personnel, none of which can be assured. To manage growth effectively, we will need to invest in development of enhancements to existing services, implement operational, financial and management information systems, procedures and controls, and integrate our personnel and operations with those of an acquired company. There can be no assurance that we will be able to manage the combined operations effectively, and failure to do so could have a material adverse effect on the Company’s business, financial condition and/or operating results.

In the case of debt funding, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the debt payments, which may then be adversely affected.

We may not be able to successfully compete against companies with substantially greater resources.

Since we have only recently commenced commercial operations, all of our future competitors are larger and have many more employees and substantially greater operating and financial resources than we do and thus will be able to exert significant influence on the markets in which we will be competing. They also have significantly longer operating histories and more established relationships within the foodservice industry. They can use their experience and resources against us in a variety of competitive ways. Although we intend to offer a competitively priced model to acquire companies, there can be no assurance that any future price competition by our competitors, if it develops, will not have a material adverse effect on our operations which would prevent us from carrying out our acquisition strategy.

Our business may be subject to fluctuations in the economy and geopolitical events.

Our business could be affected by general economic conditions and those specific to the foodservice, agricultural and energy industries. In the event of a general economic downturn in the United States, agricultural prices may be substantially reduced. In addition, our business could be affected by geopolitical events such as war, threat of war or terrorist actions. Such an economic downturn or geopolitical event could materially and adversely affect our business and financial condition.

If we were to lose the services of our CEO, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of Dr. Johnny Thomas, our founder and CEO. Dr. Thomas is critical to the overall management of the Company, as well as the development of our business strategy and our strategic direction. Although we intend to enter into employment agreements with Dr. Thomas, as well as our other executive officers, at the time we commence commercial operations, at this stage in our history, the loss or unavailability of Dr. Thomas would be expected to seriously impede our ability to execute our business plan. Johnny Thomas, John Francis and Helen Thomas, our founders and management, expect to acquire operating companies and will not merge and voluntarily give up control of the Company before July 1, 2008.

Directors and officers have limited liability.

As permitted by the Delaware General Corporate Law, the Company’s certificate of incorporation and by-laws limit the personal liability of the directors and/or stockholders of the Company for monetary damages for breach of fiduciary duty as a director but such provision does not eliminate or limit the liability of a director in certain circumstances, such as for (i) any breach of the director’s duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporate Law; or (iv) for any transaction from which the director derived an improper personal benefit.

Our business may be subject to fluctuations in the economy and geopolitical events.

Our business could be affected by general economic conditions, as well as those specific to our industry.  Our business could be affected by geopolitical events such as war, threat of war, recession, distressed financial markets or terrorist actions.   Such an economic downturn or geopolitical event could materially and adversely affect our business and financial condition.

If we are unable to hire, retain or motivate qualified personnel, consultants and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success will depend in large part on our ability to retain key consultants and advisors. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

We may become subject to undisclosed liabilities as a result of proposed acquisitions.

While we will conduct whatever due diligence we can with regard to all acquisitions, there may be significant undisclosed liabilities associated with a entity that might not be known to us prior to an acquisition. The indemnities and warranties that we will receive in connection with the proposed acquisitions might not fully cover such liabilities, in which case our operations may be adversely affected.

Risks Related to Our Securities

Selling stockholders may suffer dilution if founders or their affiliates register their shares under future registration statements.

The founders of the Company and their affiliates acquired their shares of common stock, which represent a controlling interest in the Company, at a cost substantially less than that which Investors may purchase their Shares. In the event founders’ shares and their affiliates, including shares underlying warrants, are registered under future registration statements filed with the Commission, Investors may bear a substantial portion of the risk of loss and experience dilution of their interests in the Company, while control of the Company will remain in the hands of management of the Company.

The determination of the offering price of the shares and exercise prices of warrants was arbitrary.

The offering price of the Shares in our February 2007 Private Placement and the exercise prices of Warrants were arbitrarily determined by the Company. Among the factors considered in determining these prices were estimates of the Company’s prospects, the background of management and current conditions in the securities markets and in the foodservices industry. There is, however, no relationship between the offering price of the Shares in the February 2007 Private Placement, the exercise prices of the Warrants, and the Company’s assets, current earnings, book value or any other objective criteria of value. The exercise prices are no indication of the value of the common stock or of the assets that the Company now owns or may acquire.

Our principal stockholders may have the ability to control almost all matters of the company.

The Company’s three founders and their affiliates own 8,654,636 shares of common stock, all of which are restricted. These shares represent 75.5% of the 11,459,236 issued and outstanding shares of common stock of the Company as of March 7, 2008. Therefore, management will be able to control the outcome of all issues submitted to stockholders of the Company until the Company is able to raise additional equity financing. This includes their ability to elect the entire Board of Directors, amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of all or substantially all of the assets of the Company without the agreement of minority stockholders. See “Principal Stockholders” for further details.

Limited  public market.

There is a limited public market for the Shares and no public market for the Warrants.  Rule 144 promulgated under the Securities Act requires, provided the Company satisfies the current public information requirements thereunder, among other conditions, a six month holding period prior to the resale (in limited amounts for affiliates) of securities acquired in a non-public offering without having to satisfy the registration requirements of the Securities Act. There can be no assurance that we will continue to fulfill in the future our reporting requirements under the Exchange Act, or disseminate to the public any current financial or other information concerning the Company, as required by Rule 144 as one of the conditions of its availability.

The Company does not intend to pay dividends to its stockholders.

We do not intend to declare or pay cash dividends to our stockholders until we have achieved profitability, if ever. The Company cannot provide any assurance that it will be able to pay any dividends to purchasers of the Shares.

Our common stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their Shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stocks.” Penny stocks include any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Trading on the OTC Bulletin Board may be detrimental to investors.

Securities traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market: investors may have difficulty buying and selling our common stock or obtaining market quotations; market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Preferred Stock as an anti-takeover device.

We are authorized to issue 20,000,000 shares of preferred stock, $.001 par value. The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

We are subject to critical accounting policies, and we may interpret or implement required policies incorrectly.

We will follow generally accepted accounting principles for the U.S. in preparing our financial statements. As part of this process, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

Possible redemption of warrants.

The Company, at its option, may redeem the Warrants at $.001 per Warrant at any time upon 20 days’ prior written notice, subject to assignment to standby purchasers. Redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrants at the time of redemption.

Our ability to borrow money will directly impact our growth.

Our growth will depend, in large part, on our ability to continue to make acquisitions and expand operations. As a result, our inability to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to expand.

Our growth is dependent on our ability to complete acquisitions of businesses and land and integrate operations of acquired businesses.

Our primary strategy is to achieve growth through acquisitions of businesses and land.  We may not be able to make acquisitions in the future and any acquisitions we do make may not be successful. Furthermore, future acquisitions may have a material adverse effect upon our operating results, particularly in periods immediately following the consummation of those transactions while the operations of the acquired businesses are being integrated into our operations.

Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. We may not be able to successfully integrate the acquired company’s operations or personnel, or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts.

In connection with the acquisitions of businesses or land in the future, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business or land, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited.

Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

If we do not keep a registration statement current, your ability to sell the Common Stock and Warrants will be limited.

We must maintain the Company’s post-effective amendment to its registration statement on Form SB-2, which was declared effective on February 1, 2008, current and effective with the SEC in order for selling stockholders listed therein or their assignees to be able to sell their shares of registered common stock as well as to receive registered shares of common stock upon exercise of the warrants.  We may not be able to maintain a registration statement in effect throughout the period during which the warrants remain exercisable.  Provided such registration statement is kept effective, following any sale made by selling stockholders of their shares of common stock or shares underlying the warrants, prospective purchasers shall receive registered common stock.  Maintaining an effective registration statement requires substantial continuing expenses for legal and accounting fees and we cannot guarantee our ability to keep the registration statement effective.

Risks Related to the Foodservice Industry

The industry is characterized as a low margin business sensitive to inflation and economic conditions.

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. The Company expects that a significant portion of its sales would be made at prices that are based on the cost of products it would sell plus a percentage markup. As a result, profit levels may be negatively impacted during periods of product cost deflation, even though gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may have a negative impact on the Company’s profit margins and earnings to the extent such product cost increases are not passed on to customers due to resistance to higher prices and the timing needed to pass on such increases. The foodservice industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence and the frequency and amount spent by consumers for food prepared away from home would likely negatively impact prospective sales and operating results. The Company expects that prospective operating results would also be sensitive to, and would be adversely affected by, other factors, including difficulties collecting accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs.

Added costs will contribute to reduced profit margins.

Effective in 2006, food processors and distributors need to include on nutrition labels the amount of trans fatty acids in thousands of foods. The increase in laws and regulations is an added cost for food distributors and is a result of consumers becoming more concerned with health issues and rising obesity rates. Food distribution companies continue to expect greater sales and weaker profit margins, due in part in increased competition, high expenses and weak trading partner relationships. To cut costs, distributors are streamlining warehouse logistics, investing in new technologies, adding new products that improve profit margins and reducing employee turnover, all of which are expected to be added expenses for the Company. Many distributors expect increased consolidation within the industry as profit margins become too tight for struggling companies. Moreover, competition has intensified among food distributors to meet strengthening demand from increased sales to the restaurant industry.

Increased fuel costs will adversely affect profit margins.

High fuel prices raise food distributors’ transportation costs and adversely affect profit margins. In addition, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. The high cost of fuel can also increase the price paid for products as well as the costs incurred to deliver products to customers. The price of gasoline has dramatically increased over the last few years as a result of rising crude oil prices. Such factors may negatively impact our future sales, margins, operating expenses and operating results.

Interruption of supplies and increases in product costs may hinder our ability to service customers.

The Company may be required to obtain substantially all of its foodservice and related products from third party suppliers. In addition, the Company likely will not control the actual production of the products it will sell, and therefore could be subject to delays caused by interruption in production and increases in product costs based on conditions outside our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather, crop conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to, the outbreak of avian flu or similar food-borne illnesses in the United States and elsewhere). If the Company can not obtain adequate supplies of its foodservice and related products as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers, and customers may turn to other distributors.

We may risk exposure from product liability claims.

Sellers of food face the risk of exposure to product liability claims in the event that the use of products sold causes injury or illness as a result of contamination, food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella), food tampering, or otherwise. Once the Company commences commercial operations, it expects to maintain sufficient primary or excess umbrella liability insurance. However, such insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all liabilities. Although the Company intends to seek contractual indemnification and insurance coverage from parties supplying its products, such indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If the Company does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce the Company’s future net earnings and earnings per share.

Negative publicity may cause sales to decrease.

Instances of food-borne illnesses, food tampering or contamination, or other health concerns, even those unrelated to the use of the Company’s products, can result in negative publicity about the foodservice distribution industry and cause sales to decrease dramatically. Food distributors may come under increased scrutiny by the U.S. Food and Drug Administration (the “FDA”) in their efforts to control listeria and other outbreaks (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) in ready-to-eat foods. The FDA is considering extending strict control from meat processors to food distributors and grocery stores by testing food preparation and storage areas for contamination. Contaminated food distribution centers could suffer from a negative image if inspection results are made public, resulting in a possible loss of customers and subsequent revenues.

Availability of qualified labor could affect our business.

Our operations will rely heavily on our employees, particularly drivers, and any shortage of qualified labor could significantly affect the Company’s business. Our future recruiting and retention efforts and efforts to increase productivity gains may not be successful and there may be a shortage of qualified drivers in future periods. Any such shortage could decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our revenue and earnings.

We may become reliant on technology for efficient operations.

The need to synchronize data and the related information shortfalls are key to food distributors. Global trends are moving toward developing and adopting standardized protocols for data synchronization. This will be an added expense encountered by the Company carrying out its business strategy. One of the greatest transportation challenges for food distributors is getting products delivered from suppliers to distribution centers (inbound deliveries). The Internet is playing a growing role in creating an automated communications network for tracking inbound products. The Company will need to develop a network to enable deliveries to be tracked on the Internet, in order to operate profitability.

Our ability to reduce costs and increase profits, as well as our ability to serve customers most effectively, may depend on the reliability of our technology network. The Company expects to use software and other technology systems to load trucks in the most efficient manner to optimize the use of storage space and minimize the time spent at each stop. Any disruption to these computer systems in the future could adversely impact our customer service, decrease the volume of our business and result in increased costs. While we expect to invest in technology security initiatives and disaster recovery plans, we recognize that these measures cannot fully insulate the Company from technology disruption that could result in adverse effects on operations and profits.

Changes in consumer preferences or discretionary consumer spending could negatively impact our future results.

Our success depends, in part, upon the popularity of organic and natural foods in the future. Shifts in consumer preferences away from these foods could materially adversely affect our future profitability. Also, our success depends on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce customer traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results or cash flows. We can also be materially adversely affected by negative publicity concerning food quality, illness, injury, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from our operations.

Our operations are subject to governmental regulation associated with the food service industry, the operation and enforcement of which may restrict our ability to carry on our business.

We expect to operate in the perishable food industry. The development, manufacture and marketing of products which may be sold by us is subject to extensive regulation by various government agencies, including the FDA, USDA and the U.S. Federal Trade Commission, as well as various state and local agencies. These agencies regulate production processes, product attributes, packaging, labeling, advertising, storage and distribution. These agencies establish and enforce standards for safety, purity and labeling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace.  Although we intend to comply at all times with all such laws and regulations, including obtaining and maintaining all necessary permits and licenses relating to our operations, there is a risk that we may not be able to comply with such laws and regulations on a timely basis, or at all. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions. In addition, compliance or attempted compliance with governmental laws and regulations may result in significant time or cost expenditures, which could delay or preclude us from marketing our products or continuing or expanding our operations.

Risks Related to Energy Development

Drilling activities are subject to many risks that could result in liability exposure or the loss of production and revenues, including the risk that no commercially productive oil or gas reservoirs will be encountered.

There can be no assurance that any wells drilled will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas involves a high degree of risk that no commercial production will be obtained and may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our future drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services.  Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

Our operations will also be subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas, brine, or well fluids into the environment (including ground water distribution) and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.  We may not be insured or fully insured against all risks.

Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results.

Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of any production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production, if any, through such systems, pipelines or facilities.

We may not have satisfactory title to our properties.

We believe we have satisfactory title to our properties in accordance with standards generally accepted in the oil and gas industry. However, title defects of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects.

Even an in-depth review of properties and records may not necessarily reveal existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities.  To the extent the seller does not operate the properties, obtaining access to properties and records may be more difficult. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties.

We are subject to various governmental regulations which may cause us to incur substantial costs.

Our operations are or could be affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Although we believe we will be able to substantially comply with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Sales of natural gas by us are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced, as well as the revenues received by us for sales of such production.

Since the mid-1980's, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636. Because further review of certain of these orders is still possible, and other appeals may be pending, it is difficult to exactly predict the ultimate impact of the orders on us and our natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

We are subject to various environmental risks which may cause us to incur substantial costs.

Our proposed drilling operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us. The impact of such changes, however, would not likely be any more burdensome to us than to any other similarly situated oil and gas company.

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Risks Related to the Coal Industry

Because the demand and pricing for coal is greatly influenced by consumption patterns of the domestic electricity generation industry, a reduction in the demand for coal by this industry would negatively affect our future revenues and profitability.

Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

Weather patterns also can greatly affect electricity generation. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increased generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the lowest-cost sources of power generation when deciding which generation sources to dispatch. Accordingly, significant changes in weather patterns could reduce the demand for our coal.

Deregulation of the electric utility industry may cause customers to be more price-sensitive in purchasing coal, which could cause profitability to decline.  Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. To the extent utility deregulation causes customers to be more cost-sensitive, deregulation may have a negative effect on our profitability.

Increased consolidation and competition in the U.S. coal industry may adversely affect our revenues and profitability.

During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. Consequently, many of our competitors in the domestic coal industry are major coal producers who have significantly greater financial resources than us. The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and profitability.

Fluctuations in transportation costs and the availability and dependability of transportation could affect the demand for coal and our ability to deliver coal to customers.

Increases in transportation costs could have an adverse effect on demand for coal. Customers choose coal supplies based, primarily, on the total delivered cost of coal. Any increase in transportation costs would cause an increase in the total delivered cost of coal. That could cause future customers to seek less expensive sources of coal or alternative fuels to satisfy their energy needs. In addition, significant decreases in transportation costs from other coal-producing regions, both domestic and international, could result in increased competition from coal producers in those regions. For instance, coal mines in the western United States could become more attractive as a source of coal to consumers in the eastern United States if the costs of transporting coal from the West were significantly reduced.

Central Appalachia mines generally ship coal via rail systems.  The dependence upon railroads and third party trucking companies would impact our ability to deliver coal to future customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to future customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause such customers to look elsewhere for their fuel needs, negatively affecting our future revenues and profitability.

In past years, the major eastern railroads (CSX and Norfolk Southern) have experienced an increase in overall rail traffic from the expanding economy and shortages of both equipment and personnel. This increase in traffic could impact our ability to obtain the necessary rail cars to deliver coal to future customers and have an adverse impact on our financial results.

Shortages or increased costs of skilled labor in the Central Appalachian coal region may hamper our ability to achieve high labor productivity and competitive costs.

Coal mining continues to be a labor-intensive industry. As the demand for coal has increased, many producers have attempted to increase coal production, which has resulted in a competitive market for the limited supply of trained coal miners in the Central Appalachian region. In some cases, this market situation has caused compensation levels to increase, particularly for “skilled” positions such as electricians and mine foremen. To maintain current production levels, we may be forced to respond to these increases in wages and other forms of compensation, and related recruiting efforts by our competitors. Any future shortage of skilled miners, or increases in our labor costs, could have an adverse impact on our labor productivity and costs and on our ability to expand production.

Government laws, regulations and other requirements relating to the protection of the environment, health and safety and other matters impose significant costs on us, and future requirements could limit our ability to produce coal.

Our proposed coal mining operations would be subject to extensive federal, state and local regulations with respect to matters such as:

•

employee health and safety;

•

permitting and licensing requirements;

•

air quality standards;

•

water quality standards;

•

plant, wildlife and wetland protection;

•

blasting operations;

•

the management and disposal of hazardous and non-hazardous materials generated by mining operations;

•

the storage of petroleum products and other hazardous substances;

•

reclamation and restoration of properties after mining operations are completed;

•

discharge of materials into the environment, including air emissions and wastewater discharge;

•

surface subsidence from underground mining; and

•

the effects of mining operations on groundwater quality and availability.

Complying with these requirements, including the terms of obtaining permits, would have a significant effect on our costs of operations. We could incur substantial costs, including clean up costs, fines, civil or criminal sanctions and third party claims for personal injury or property damage as a result of violations of or liabilities under these laws and regulations.

The coal industry is also affected by significant legislation mandating specified benefits for retired miners. In addition, the utility industry, which is the most significant end user of coal, is subject to extensive regulation regarding the environmental impact of its power generating activities. Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal, thereby reducing demand for coal as a fuel source or the volume and price of our coal sales, or making coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

New legislation, regulations and orders adopted or implemented in the future (or changes in interpretations of existing laws and regulations) may materially adversely affect our proposed mining operations, our cost structure and future customers’ operations or ability to use coal.

The passage of legislation responsive to the Framework Convention on Global Climate Change or similar governmental initiatives could result in restrictions on coal use.

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In December 1997, the signatories to the convention established a potentially binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The U.S. Senate has not ratified the treaty commitments, and the Bush administration has officially opposed the Kyoto Protocol and has proposed an alternative to reduce the intensity of United States emissions of greenhouse gases. With Russia’s ratification of the Kyoto Protocol in 2004, it became binding on all ratifying countries. The implementation of the Kyoto Protocol in a number of countries, and other emissions limits, such as those adopted by the European Union, could affect demand for coal outside the United States. If the Kyoto Protocol or other comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of natural gas also may affect the use of coal as an energy source.

We are subject to the federal Clean Water Act and similar state laws which impose treatment, monitoring and reporting obligations.

The federal Clean Water Act and corresponding state laws affect coal mining operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the federal Clean Water Act and corresponding state laws could cause us to incur significant additional costs that adversely affect our future operating results.

New regulations have expanded the definition of black lung disease and generally made it easier for claimants to assert and prosecute claims, which could increase our future exposure to black lung benefit liabilities.

In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could significantly increase our future exposure to black lung benefits liabilities, should we begin coal operations.

In recent years, legislation on black lung reform has been introduced but not enacted in Congress. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition and results of operations in the future.

Extensive environmental laws and regulations affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales to decline.

The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of most coal producers. Compliance with such laws and regulations, which can take a variety of forms, may reduce demand for coal as a fuel source because they require significant emissions control expenditures for coal-fired power plants to attain applicable ambient air quality standards, which may lead these generators to switch to other fuels that generate less of these emissions and may also reduce future demand for the construction of coal-fired power plants.

The U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act.  These lawsuits could require the utilities to pay penalties, install pollution control equipment or undertake other emission reduction measures, any of which could adversely impact their demand for coal we produce.

A regional haze program initiated by the EPA to protect and to improve visibility at and around national parks, national wilderness areas and international parks restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions.

The Clean Air Act also imposes standards on sources of hazardous air pollutants. For example, the EPA has announced that it would regulate hazardous air pollutants from coal-fired power plants. Under the Clean Air Act, coal-fired power plants will be required to control hazardous air pollution emissions by no later than 2009, which likely will require significant new investment in controls by power plant operators. These standards and future standards could have the effect of decreasing demand for coal.

Other so-called multi-pollutant bills, which could regulate additional air pollutants, have been proposed by various members of Congress. If such initiatives are enacted into law, power plant operators could choose other fuel sources to meet their requirements, reducing the demand for coal.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards related to coal combustion. As a result, they may switch to other fuels, which would affect the future volume of our sales.

Coal contains impurities, including sulfur, nitrogen oxide, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby reducing demand for coal as a fuel source, and the volume and price of future coal sales. Stricter regulations could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users may need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants.

On March 15, 2005, the U.S. Environmental Protection Agency adopted a new federal rule to cap and reduce mercury emissions from both new and existing coal-fired power plants. The reductions will be implemented in stages, primarily through a market-based cap-and-trade program. Nevertheless, the new regulations will likely require some power plants to install new equipment, at substantial cost, or discourage the use of certain coals containing higher levels of mercury.

Other new and proposed reductions in emissions of sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, the Environmental Protection Agency recently proposed separate regulations to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States. The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. In addition, Congress and several states are now considering legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. To the extent that any new or proposed requirements affect our future customers, this would adversely affect our future operations and results.

We must obtain governmental permits and approvals for mining operations, which can be a costly and time consuming process and result in restrictions on our operations.

Numerous governmental permits and approvals are required for mining operations. Our future operations will be principally regulated under permits issued by state regulatory and enforcement agencies pursuant to the Surface Mining Control and Reclamation Act (SMCRA). Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. In addition, we often are required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal might have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our mining operations or to do so profitably.

ITEM 2.  PROPERTIES

The Company is operating from the residence of its CEO, Dr. Johnny Thomas, with an address at 2756 N. Green Valley Parkway, Suite 225, Henderson N.V. 89014, as most of our current operating activities will be out of state.  The Company’s telephone number is (702) 614-5333.

ITEM 3.  LEGAL PROCEEDINGS - LITIGATION

We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS

Our common stock has been traded on the OTCBB since on or about December 12, 2007 and there currently is a limited public trading market for our common stock.  Prior to that date, our common stock was not actively traded in the public market.  Our common stock is listed on the OTCBB under the symbol "CNSV."

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period	High Trade	Low Trade

2008
First Quarter	$2.50	$0.48

2007
Fourth Quarter	$0.45	$0.15

On March 7, 2008, there were 74 stockholders of record and 11,459,236 shares of our common stock issued and outstanding.

To date, we have never declared or paid any cash dividends on our capital stock and we do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the information indicated with respect to our stock option plan as of December 31, 2007, under which our common stock is authorized for issuance compensation.

	Number of Securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,000,000	N/A	5,000,000
Equity compensation plans not approved by security holders	--	--	--
Total

(1) The 2007 Employee Stock Incentive Plan.

Recent Sales of Unregistered Securities

On December 31, 2007, two founders exercised their Class A Warrants, which were not registered, at the reduced price of $1.00 per share, pursuant to the exercise price reduction as reported on the Company's Current Report on Form 8-K as filed with the Commission on October 25, 2007, with the resulting 4,636 shares being issued to themselves or their designees.  The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No underwriter or placement agent was involved and no sales commissions were paid.

On October 19, 2007, the Company issued 125,000 shares of Common Stock, valued by the Company at $.10 per share to Jon J. Jannotta as compensation for services to be provided under the Consulting Agreement, dated October 19, 2007.  The Offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No underwriter or placement agent was involved and no sales commissions were paid.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company is not required to provide the information required by this Item as a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company relied on its initial capitalization from its founders and the February 2007 Private Placement of $50,000. The Company used the proceeds of the sale of securities to pay its organizational expenses, audit and legal expenses for its initial registration statement, as well as to meet its ongoing reporting and compliance obligations.  Through loans from an affiliated entity and the exercise of warrants we were able to complete our first land acquisition.  The Company intends to raise additional funds from new investors and/or the exercise of outstanding warrants at reduced exercise prices in order to fund its proposed operations.

The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products).  The Company falls under the definition of a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and because the Company did not engage in any business activities that provide cash flow.  As a shell company, the Company's primary purpose at this time is to either grow internally or locate and consummate a merger or acquisition of one or more domestic or foreign companies primarily in the foodservice industry.  While the Company has contracted to purchase land, it does not have any agreements, arrangements or understandings to acquire any other company.

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

As described under Item 1 - “Business”, on November 8, 2007 the Company closed on the purchase of approximately 250 acres of land in Kentucky.  The Company intends to harvest limited timber as it prepares the land for organic certification and farming.  On January 8, 2008, the Company signed an agreement to acquire 1,000 acres of land in Eastern Kentucky for $1 million believed to have significant energy resources according to third party reserve reports.  The Company agreed to enter into a land development agreement for the property with a goal towards receiving royalties during 2008.

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

Our principal foodservice business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business or businesses in the foodservice industry primarily and, as a secondary objective, we seek to further our business strategy internally through internal growth, development of organic and natural products or brands, and/or land acquisitions with the focus remaining centered on the foodservice industry.  The analysis of new business opportunities (through acquisitions or internal growth) will be undertaken by or under the supervision of our officers and directors and the SAB. A target business or land acquisitions may be dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Our principal energy industry business objective is to acquire land having energy resources (which land shall also be used for organic farming purposes) and develop the same as a profit center.  We purchased an option to acquire farmland and agreed to enter into a coal mining development agreement with a goal of having coal royalty revenue in 2008.  We also intend to drill wells for oil and/or natural gas on some of the acquired land to serve as a long-term profit center and help finance any strategic objectives in the organic foodservice sector.

In furtherance of the above paragraph and as reported in a Form 8-K filed with the Securities and Exchange Commission on October 25, 2007, the Company determined to pursue two specialty food opportunities in parallel and, in order to raise additional funds through the exercise of outstanding warrants so that the Company may consummate such opportunities, the Company reduced the exercise price for the Company's Class A Common Stock Purchase Warrants (the "Class A Warrants") from $3.00 to $1.00 per share from October 22, 2007 to December 31, 2007 and again from February 6, 2008 to April 30, 2008.  The Class A Warrant exercise price will revert back to $3.00 per share on May 1, 2008.  An aggregate of 2,340,000 shares underlying Class A, B and C warrants are registered on Form SB-2 subject to the effectiveness of the registration statement pursuant to which a Post-Effective Amendment No. 1 was declared effective on February 1, 2008.

We expect our present management to have a continuing managerial role in our Company following a business combination or, in the event we encounter significant internal growth, past the point where our assets or operations are no longer nominal and we cease to be considered a shell company.  With respect to growth by business combination, we cannot assure you that we will find a suitable business with which to combine, as a result of management's desire to maintain its role following a business combination.

Management plans to continue to operate from home offices for the foreseeable future as most of the Company’s immediate operating activities will be out of state.  The Company does not intend to hire any additional employees, at this time, as it expects to use contract service providers, such as the Development Group which management intends to enter into simultaneously with its proposed purchase of 1,000 acres in Kentucky.

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

Internal Growth of Business

In addition to our primary objective of growth by business combinations, we have a secondary or complementary objective of furthering our business strategy through internal growth, mainly through the development of organic and natural food products or brands, entering into “preferred supplier” agreements with other entities in the foodservice industry that have a need for organic and natural food products, growth of customers, and/or land acquisitions for the production of organic food products.  Additionally, management believes that the Company may be able to generate revenues,  on both a long term and short-term basis, through coal development and the drilling of wells for oil and/or natural gas on its owned land, to help finance the Company's plans to in the organic food sector.

In furtherance of that secondary objective of internal growth, the Company received loans of $10,000 and $180,000, or $190,000 in the aggregate, in October and November, 2007, respectively, from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, an officer and director of the Company.  Of this amount, $65,000 of principal and interest was repaid prior to December 31, 2007.  On November 8, 2007, in connection with the recent loans, the Company was able to close on the purchase of approximately 250 acres of land in Kentucky.  The Company plans to harvest limited timber as it prepares the land for organic certification and farming.  Total closing costs were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.

On January 8, 2008, the Company entered into an Agreement to Assign Real Estate Purchase Option to acquire approximately 1,000 acres of land in Eastern Kentucky for $1 million (the "Option Purchase Agreement"). The Option Purchase Agreement simultaneously provides for the Company to enter into a coal development agreement with an experienced energy and timber development group (the “Development Group”). The Development Group anticipates mining activities and receipt of royalties to commence in calendar year 2008. Royalty rates are typically ten percent or approximately five dollars per ton based on current prices for this quality of coal.

In connection with the Option Purchase Agreement, the Company has paid an initial deposit of $100,000, and will pay the Development Group an additional $400,000 plus fifty (50%) percent of the coal royalty revenues to permit, prepare all reclamation plans, contract for coal mining and oversee the actual mining and reclamation process.  As of March 10, 2008, an aggregate of $33,000 of the initial deposit has been released from escrow, including $13,000 towards obtaining a coal mining permit application and $10,000 in order to extend the Option Purchase Agreement until the later of May 8, 2008 or until 14 days after title to the property is cleared.

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

Liquidity and Capital Resources

The Company has a limited commercial operating history, and does not have any revenues or earnings from operations to date.   On October 22, 2007, the Company received a $10,000 loan from an entity controlled by two of its officers, and a loan of $180,000 on November 6, 2007, from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, an officer and director of the Company.  During November and December 2007, the Company received an aggregate of $160,600 from the exercise of Class A Warrants by Selling Stockholders or their transferees, at the reduced exercise price of $1.00 per share.  In addition, two founders exercised Class A Warrants at such reduced price, resulting in $4,636 in proceeds received by the Company.  On February 5, 2008, the Company’s Board of Directors again reduced the exercise prices of the warrants to $1.00 per share.  Through March 7, 2008, the Company received an additional $479,000 from the exercise of warrants including $458,000 in cash and $21,000 via the Company’s partial repayment of a note.  The Company has limited financial resources and, prior to its first land acquisition in November 2007, its activity had been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates.  We will, in all likelihood, sustain operating losses until the consummation of a business combination or royalty revenues from the Company’s energy-related operations.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that we can identify such a business opportunity or opportunities and consummate such a business combination, or otherwise develop sufficient assets and/or operations to the point where we cease to be considered a shell company.  In the event the Company can establish an active public market for its securities, management believes it can raise subsequent funds to implement its business strategy and support the Company's operations over the next 12 months.

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

Revenue Recognition

The Company will determine its revenue recognition policies when required.

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

Material Changes in Results of Operations For the Period ended December 31, 2007

Revenues. We did not have any business operations or revenues during the period ended December 31, 2007.  We expect that our initial revenues will be derived from coal royalties or other energy revenues from our land acquisitions prior to their being reclaimed for organic farming.

Operating expenses. We have incurred general and administrative expenses of $176,517, for the period from inception on January 26, 2007 through December 31, 2007.  These expenses are comprised primarily of SEC and state "Blue Sky" filing fees, professional fees and expenses incurred in connection with the Company’s land acquisitions.

Net loss. Net loss was $176,517 or ($.02) per share for the period from inception on January 26, 2007 through December 31, 2007, reflecting the impact of organizational, reporting, compliance and land acquisition costs incurred.

Material Changes in Financial Condition, Liquidity and Capital Resources as of December 31, 2007

The Company had cash of $78,482, no restricted cash and a working capital deficit of $176,517 at December 31, 2007.  The working capital deficit reflects the increase in notes payable and accounts payable.

Net cash used by operating activities was $76,649 for the period from the inception on January 26, 2007 through December 31, 2007, which was fully attributable to the net loss of $176,517 including an expense of $84,500 resulting from the issuance of common stock and warrants for services provided and an increase in accounts payable of $10,732.

Net cash was used in investing activities of 189,469 was primarily used in connection with land acquisitions.

Net cash provided by financing activities was $344,600, representing an aggregate of $219,600 from Common Stock issued consisting of: $50,000 gross proceeds from private placement investments; $9,000 paid-in capital from the issuance of 9,000,000 shares of common stock held by the founders and $160,600 from the exercise of Class A Warrants.  The Company also received an aggregate of $190,000 of proceeds from loans of which $65,000 had been repaid as of December 31, 2007.

As a result of the foregoing, the Company had a net decrease in cash of $78,482 for the period from inception through December 31, 2007.

In addition, we need additional capital to cover ongoing operating expenses.  These factors raise substantial doubt about our ability to find an acquisition candidate.  The Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the period ended December 31, 2007.

The Company's future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses and/or revenues derived from the development of energy resources on land acquired for organic farming.  In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules referred to in the index contained on page F-1 of this report following Part IV, Item 15, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective.  This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the compliance date for such auditor attestation is extended by the SEC.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table provides information concerning each officer and director of the Company. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Names	Ages	Position
Johnny R. Thomas	66	Chairman of the Board, Chief Executive Officer and President
John C. Francis	58	Vice President, Chief Financial Officer and Director
Helen Thomas	43	Secretary/Treasurer and Director

Johnny R. Thomas has served as Chairman of the Board, Chief Executive Officer and President since the Company’s inception on January 26, 2007. For more than the past five years, Dr. Thomas has been self employed as an investor in securities, real estate and limited custom home development. Since January 2000, Dr. Thomas has been a managing member of Falcon Financial Group, LLC, financial consultants. Prior thereto, he was a founder and served as Chairman of the Board and CEO of AgriBioTech, Inc. from September 1993 until February 1999. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Dr. Thomas’s departure from the Company.  Dr. Thomas received his Ph.D. in genetics/plant breeding from Oregon State University in 1966.

John C. Francis has served as Vice President, Chief Financial Officer and a director of the Company since its formation on January 26, 2007. He has served as the President and a director of Native American Television Network, Inc. (NATVN) since June 2004. NATVN is establishing the first Western hemispheric, pan-tribal digital cable channel, to broadcast Native American television programming. Mr. Francis has served as Managing Member of Acalan, LLC since its formation in 1998. Acalan is a new media company specializing in the development, production and distribution of transformational media. Mr. Francis has also been a managing member of Falcon Financial Group, LLC since January 2000. He served as Chief Financial Officer (from April 1994 to April 1996), vice-president, secretary and director (April 1994 through January 1999) of AgriBioTech, Inc. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Mr. Francis’ departure from the Company.

Helen Thomas has served as Secretary/Treasurer and a director of the Company since its formation on January 26, 2007. Since 1998, Mrs. Thomas, an artist and the spouse of Johnny Thomas, has been self employed as an investor in securities, real estate and limited custom home development. Prior thereto, from 1989 she was employed by FCI Environmental, Inc. as an electrical engineer designing and developing sensor electronics and writing software codes for electronic instruments. Mrs. Thomas holds B.S. and M.S. degrees from University of Nevada, Las Vegas with a major in electrical engineering.

No officer or director is required to make any specific amount or percentage of his business time available to us. Each officer of the Company intends to devote such amount of his or her time to our affairs as is required or deemed appropriate by the Company. Johnny Thomas, John Francis and Helen Thomas, our founders and management expect to acquire operating companies, as set forth in its initial public offering prospectus, agreed to not merge or voluntarily give up control of the Company prior to July 1, 2008.

Scientific Advisory Board

Management of the Company began forming a scientific advisory board of professionals (the “SAB”) with the hiring of  Mr. Henry P. Sartorio on June 18, 2007.  The SAB shall consist of professionals from both within and outside of the foodservice industry, to assist in the search for new technologies allowing for the early detection, prevention, or elimination of contaminants, food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella), and other illnesses or injuries that may result from the Company’s products or services.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2007, or accrued within the current fiscal year as to the Chief Executive Officer, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johnny R. Thomas, CEO and President (1)	2007	$-0-	$ -0-	$ -0-	$1,000(2)	$ -0-	$ -0-	$ -0-	$1,000

(1)  Served as chief executive officer from January 26, 2007 (inception) through present.

(2)  On August 21, 2007, each of Dr. Thomas, and the other two executive officers of the Company were awarded Class A Warrants to purchase 1,000,000 restricted shares of common stock at an exercise price of $3.00 per share, subject to reduction, for services as officers and directors of the Company, valued at an aggregate of $3,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Johnny R. Thomas	1,000,000(2)	$ -0-	$ -0-	$3.00(1)	12/31/09	$ -0-	$ -0-	$ -0-	$ -0-

(1)  The Common Stock of the Company as listed on the OTCBB had a market value of  $.45 per share on December 31, 2007, based on the last reported trade.

(2)  Class A Warrants to purchase 3,000,000 shares of common stock in the aggregate (or 1,000,000 each) were granted on August 21, 2007 to each of the Company’s officers and directors as compensation for services rendered to the Company.

Director Compensation

The following table presents information regarding the compensation of our directors during the fiscals year-ended December 31, 2007, except for Johnny R. Thomas, our Chief Executive Officer, whose compensation is described in the Summary Compensation Table.  Other than the stock awards and warrant grants appearing therein, we have paid no cash compensation to the officers or directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
John Francis	$-0-	$-0-	$1,000 (1)	$-0-	$-0-	$-0-	$1,000
Helen Thomas	$-0-	$-0-	$1,000 (1)	$-0-	$-0-	$-0-	$1,000

(1) Class A Warrants to purchase 3,000,000 shares of common stock in the aggregate (or 1,000,000 each) were granted on August 21, 2007 to each of the Company’s officers and directors as compensation for services rendered to the Company, valued at $3,000 in the aggregate, or $1,000 individually.

2007 Employee Stock Incentive Plan

The Company has adopted the 2007 Employee Stock Incentive Plan (the “2007 Plan”) in order to motivate participants by means of stock options and restricted shares to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2007 Plan provides for the grant of any combination of stock options to purchase shares of Common Stock or restricted stock to our directors, officers, employees and consultants and those of any subsidiaries. The 2007 Plan which is administered by our Board of Directors, authorizes the issuance of a maximum of 5,000,000 shares of Common Stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2007 Plan shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (“ISO’s”), or non-qualified stock options (“NQSO’s”). Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2007 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2007 Plan was adopted by the Board and Shareholders on January 27, 2007. The 2007 Plan will terminate on January 27, 2017. No options have been grated, to date, under the 2007 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this report.

Name	Amount and Nature of Beneficial Ownership(1)		Percentage of Outstanding Shares Owned Before Offering(2)

Johnny R. Thomas	6,130,000	(3)	40.8%
John C. Francis	7,071,100	(4)	45.6%
Helen Thomas	7,221,768	(4)(5)	46.2%
All Officers and Directors as a Group (3 persons)	20,422,868		87.9%

(1)

Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of Shares set forth opposite their names. For purposes of computing the number and percentage of Shares beneficially owned by a stockholder, any Shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those Shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.

(2)

Based on 11,459,236 Shares issued and outstanding as of March 7, 2008. Does not include Shares of common stock issuable upon exercise of a Class A Warrant issued for each share of common stock currently issued and outstanding exercisable for one share of common stock and one Class B Warrant issuable for one share of common stock and one Class C Warrant exercisable for one share of common stock.

(3)

Includes an aggregate of 2,566,768 of Common Stock issued and outstanding and 3,563,232 shares of Common Stock issuable upon currently exercisable Class A Warrants, but does not include an equal number of shares of Common Stock issuable upon exercise of both Class B Warrants and Class C Warrants issuable upon exercise of Class A Warrants.  Dr. Thomas’ beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Dr. Thomas, as noted below: 3,536 Shares held by Meadow Lark Holdings LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 20,000 Shares held individually by Dr. Thomas, 2,500,000 Shares held by JRT Trust, an entity established for estate planning purposes, 60,000 Shares held by Serene Art LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 10,000 Shares held by Falcon Financial Group (of which Dr. Thomas is a 50% owner with John Francis), and 10,000 shares held by Estancia LLC.  Dr. Thomas disclaims beneficial ownership of all Shares held by his wife, Helen Thomas, Bosque FLP, Capilla Holdings LLC, Pikes LLC, and Manzano Family Limited Partnership, and Helen Thomas disclaims beneficial ownership of all Shares owned by him.

(4)

Includes an aggregate of 3,036,100 shares of Common Stock issued and outstanding and 4,035,000 shares of Common Stock issuable upon currently exercisable Class A Warrants, but does not include an equal number of shares of Common Stock issuable upon exercise of both Class B Warrants and Class C Warrants issuable upon exercise of Class A Warrants.  Mr. Francis’ beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Mr. Francis, as noted below: 51,100 Shares held individually by Mr. Francis, 30,000 Shares held by Mr. Francis’s wife and two children, 10,000 Shares held by Falcon Financial Group (of which Mr. Francis is a 50% owner with Johnny Thomas), 1,500,000 held by Putun LLC (100% owned by John Francis), 100,000 Shares owned by Excalibur Trust, of which Mr. Francis is sole trustee, 1,000,000 Shares owned by Unicorn Trust of which Mr. Francis’ wife is sole trustee and 350,000 Shares held by Camelot, FLP an entity established for estate planning purposes. Mr. Francis disclaims beneficial ownership of all Shares held by his wife, Unicorn Trust and Camelot, FLP.

(5)

Includes an aggregate of 3,051,768 shares of Common Stock issuable and outstanding and 4,170,000 shares of Common Stock issuable upon currently exercisable Class A Warrants, but does not include an equal number of shares of Common Stock issuable upon exercise of both Class B Warrants and Class C Warrants issuable upon exercise of Class A Warrants.  Mrs. Thomas’ beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Mrs. Thomas, as noted below:  20,000 held by Helen Thomas, wife of Johnny Thomas, individually, 920,000 Shares hold by HHT Trust, 20,000 held by Pikes LLC, 3,536 Shares held by Meadow Lark Holdings LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 2,020,000 Shares held by Bosque FLP, 40,000 Shares held by Capilla Holdings LLC, 60,000 Shares held by Serene Art LLC (of which Helen Thomas is a 50% owner with Johnny Thomas), all of which entities were established for estate planning purposes.  Does not include 120,000 shares gifted to four family members in the amount of 30,000 shares each.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 2007, Johnny R. Thomas exercised Class A Warrants to purchase 1,768 restricted shares of common stock and paid $1,768 in proceeds to the Company in exchange for reimbursement of expenses paid by Johnny R. Thomas on behalf of the Company.

On December 31, 2007, John Francis exercised Class A Warrants to purchase 1,100 restricted shares of common stock and paid $1,100 in proceeds to the Company, in exchange for reimbursement of expenses paid by John Francis on behalf of the Company.

On December 31, 2007, Helen Thomas received 1,768 shares of restricted common stock from the Company’s expense account, in exchange for reimbursement of expenses paid by Johnny R. Thomas on behalf of the Company.

On January 26, 2007, in connection with the formation of the Company, the officers of the Company and their affiliates purchased 9,000,000 Shares of common stock from the Company for an aggregate of $9,000, or $.001 per share. For each share of Common Stock purchased, the officer or his/her affiliates received one Class A Warrant exercisable for three additional Shares when fully exercised.

On February 26, 2007, the Company completed an unregistered private offering under the Securities Act relying upon the exemption from registration afforded by Rule 505 of Regulation D promulgated thereunder. The Company sold 1,000,000 Shares of its $.001 par value common stock at a price of $.05 per share for $50,000 in cash. For each share of Common Stock purchased, the purchaser or his affiliates received one Class A Warrant exercisable for three additional Shares when fully exercised.

On August 1, 2007, each of our three officers and directors was awarded Class A Warrants to purchase 1,000,000 of Common Stock exercisable at $3.00 per share for services rendered.

On October 22, 2007, the Company received a $10,000 loan from an entity controlled by two of its officers. The Company placed $5,000 in a land option account with a third party, with instructions to negotiate options to purchase land for organic farming purposes.  The Company received a loan of $180,000 on November 6, 2007, from an affiliated entity owned jointly by the Company’s CEO and his wife, Helen Thomas, an officer and director of the Company.  On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land in Kentucky.  The Company plans to harvest limited timber as it prepares the land for organic certification and farming.  Total closing cost were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.

We are provided office space, telephone and secretarial services from our Chief Executive Officer, without charge on an oral basis. CSI intends to rent office space and hire administrative personnel following the date of this prospectus when necessary to support the Company’s growth.

Conflicts of Interest

In order to minimize potential conflicts of interest relating to non arms-length transactions based on our current business strategy (i) we will not combine with any target business in which our officers, directors or stockholders, or their respective affiliates, serve as officers, directors or partners or own or hold an ownership interest, (ii) none of such persons will receive from us or the target business or its principals any finder’s fees, consulting fees or similar compensation, whether in cash, securities or otherwise, for introducing to us a target business, and (iii) our management will not negotiate or otherwise consent to the purchase of their respective common stock as a condition of or in connection with our proposed combination with a target business. Our directors and officers confirm that they know of no special circumstances under which, through their own initiative, this understanding will change.

However, in the event we are unable to implement our business strategy and are required to consider other industries or areas in the best interests of the Company, the possibility of potential conflicts of interests exist with other business interests of management.

In addition, our officers and directors currently have, or may in the future have, real or potential conflicts of interest with us in connection with their allocation of business time and with respect to corporate opportunities.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by Moore & Associates, Chartered including fees for the audit of the Company’s annual financial statements for the fiscal year 2007, and for fees billed for other services rendered by and Moore and Associates, Chartered (in thousands).

2007
Audit Fees (1)	8,500
Audit-Related Fees (2)	2,873
Audit and Audit-Related Fees	11,373

Tax Fees (3)	0
Total Fees	$ 11,373

(1)  Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company, review of and  preparation of consents for registration statements filed with the Securities and Exchange Commission and for review of the Company’s tax provision.  Audit fees incurred in connection with registration statements were $2,500 for fiscal year 2007.

(2)  Audit-related fees are principally for audits of financial statements of internal controls reviews and other services related to financial accounting and reporting standards.

(3)  Tax fees are related to services for tax consultation and tax compliance.

Audit Committee: Pre-Approval Policies and Procedures. The Company does not have an audit committee and the board handles all such decisions.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

(1)

See “Index to Consolidated Financial Statements” set forth on page F-1.

(b)

Exhibits.

(1)

See “Index to Exhibits” set forth on page 51.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

- INDEX TO CONSOLIDATED FINANCIAL STATEMENTS -

Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2007	F-3

Statement of Operations for the Cumulative period
from January 26, 2007 (Date of Inception) through December 31, 2007	F-4

Statement of Stockholders' Equity for the Cumulative period from
January 26, 2007 (Date of Inception) through December 31, 2007	F-5

Statement of Cash Flows for the Cumulative period
from January 26, 2007 (Date of Inception) through December 31, 2007	F-6

Notes to Financial Statements	F-7

MOORE & ASSOCIATES, CHARTERED

     ACCOUNTANTS AND ADVISORS

               PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Consolidation Services Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Consolidation Services Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows since inception on January 26, 2007 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidation Services Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows since inception on January 26, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $176,517 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 26, 2008

2675 S. Jones Blvd. Suite 109. Las Vegas. NV 89146 (7021 253-7499 Fax (7021253-7501

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Balance Sheet

ASSETS
December 31,
2007

CURRENT ASSETS

Cash	$78,482

Total Current Assets	78,482

PROPERTY AND EQUIPMENT, NET	189,469

TOTAL ASSETS	$267,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,732
Notes payable	125,000

Total Current Liabilities	135,732

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares
authorized at $0.001 par value, 10,980,236
shares issued and outstanding	10,980
Additional paid-in capital	297,756
Accumulated deficit	(176,517)

Total Stockholders' Equity	132,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,951

The accompanying notes are an integral part of these financial statements

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statement of Operations

From Inception
on January 26,
2007 Through
December 31,
2007

REVENUES	$-
COST OF SALES	-
GROSS MARGIN	-

OPERATING EXPENSES

General and administrative	176,517

Total Expenses	176,517

NET LOSS	$(176,517)

BASIC LOSS PER SHARE	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	9,990,118

The accompanying notes are an integral part of these financial statements

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statement of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, January 26, 2007	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	9,000,000	9,000	-	-	9,000

Shares issued for cash
at $0.05 per share	1,000,000	1,000	49,000	-	50,000

Shares issued for services
at $0.10 per share	815,000	815	80,685	-	81,500

Fair value of common stock
warrants granted	-	-	3,000	-	3,000

Common stock warrants
exercised at $1.00
per share	160,600	160	160,440	-	160,600

Common stock warrants
exercised for expenses paid
at $1.00 per share	4,636	5	4,631	-	4,636

Net loss from inception
through December 31, 2007	-	-	-	(176,517)	(176,517)

Balance, December 31, 2007	10,980,236	$10,980	$297,756	$(176,517)	$132,219

The accompanying notes are an integral part of these financial statements

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statement of Cash Flows

From Inception
on January 26,
2007 Through
December 31,
2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(176,517)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock and warrants issued for services	84,500
Common stock issued for expenses paid	4,636
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	10,732

Net Cash Used by Operating Activities	(76,649)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(189,469)

Net Cash Used by Investing Activities	(189,469)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loans payable	(65,000)
Proceeds from loans payable	190,000
Proceeds from common stock issued	219,600

Net Cash Used by Financing Activities	344,600

NET DECREASE IN CASH	78,482

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$78,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$740
Income Taxes	$-

The accompanying notes are an integral part of these financial statements

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007

1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Consolidation Services, Inc. (the Company) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the acquisition and consolidation of organic and natural foods companies in the foodservice industry. The Company is currently acquiring land for organic certification and farming. The Company also expects to enter into coal mining development agreements and drill for oil and/or natural gas on some of its acquired land to serve as a long term profit center and to help finance the Company’s strategic objectives in the organic and natural foodservice sector.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common stock equivalents outstanding as of December 31, 2007 are not included in the computation of Basic (loss) per share because they would be antidilutive.

For the Year Ended December 31, 2007
Loss (numerator)	$ (176,517)
Shares (denominator)	9,990,118
Per share amount	$ (0.02)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2007.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December, 2007.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

December 31, 2007
Income tax expense at statutory rate	$ (63,967)
Common stock and warrants issued for services	29,888
Valuation allowance	34,079
Income tax expense per books	$ -

Net deferred tax assets consist of the following components as of:

December 31, 2007
NOL carryover	$ 34,079
Valuation allowance	(34,079)
Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $87,381 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Stock-based compensation.

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment"  (SFAS 123[R]).  In accordance with SFAS 123[R], option expense of $3,000 was recognized for the year ended December 31, 2007.  The expense was calculated using the Black-Scholes valuation model.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

Revenue Recognition

The Company will determine its revenue recognition policies upon commencement of principle operations.

2.

COMMON STOCK

On January 26, 2007, the Company received $9,000 from its founders for 9,000,000 shares of its common stock. On February 26, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 505 of Regulation D promulgated there under.  The Company sold 1,000,000 shares of its common stock at a price of $0.05 per share for $50,000 in cash.

On August 21, 2007, the Company issued 690,000 shares of its common stock for legal and other consulting services valued at $0.10 per share. The Company also issued 3,000,000 “A” common stock purchase warrants to its officers and directors for services performed valued at $3,000. The Company has determined the estimated value of the compensatory options granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1 year, a risk free interest rate of 5.35%, a dividend yield of 0% and volatility of 100% in 2007. The amount of the expense charged to operations for compensatory options granted in exchange for services was $3,000 during the year ended December 31, 2007.

The board of directors also authorized the issuance of an additional 400,000 shares for services to be performed in the future. On October 19, 2007 the Company issued 125,000 shares of its common stock for consulting services valued at $0.10 per share. There remain 275,000 shares of common stock reserved for services to be performed in the future.

During November and December 2007, 160,600 registered common stock Class A Warrants were exercised for cash at a price of $1.00 per share. Also during December 2007, 4,636 unregistered common stock Class A Warrants were exercised for expenses paid on the Company’s behalf at a price of $1.00 per share

3.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $176,517 as of December 31, 2007.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007

3.

GOING CONCERN (Continued)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.

COMMON STOCK PURCHASE WARRANTS

As of December 31, 2007, the Company has 10,839,400 “A” common stock purchase warrants outstanding. Of this amount 619,400 “A” common stock purchase warrants were registered. The exercise price of the “A” common stock purchase warrants was $1.00 at December 31, 2007. However, the exercise price reverted back to $3.00 per share for all registered and unregistered “A” common stock warrants on January 1, 2008.

5.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of 5 years. Depreciation expense for the year ended December 31, 2007 amounted to $-0-.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of December 31, 2007 and property and equipment consisted of the following:

2007
Raw land in Kentucky	$ 189,469
Accumulated depreciation	-

Total	$ 189,469

The Company intends to develop the raw land as a site for raising organic foods.

6.

NOTES PAYABLE

During November 2007, the Company borrowed $190,000 to finance the purchase of the land in Kentucky. The Company has repaid $65,000 of Notes Payable as of December 31, 2007. The Notes Payable accrue interest at 6% per annum are unsecured and due upon demand.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	By-Laws of the registrant(1)
4.1	Form of Class A Common Stock Purchase Warrant(1)
4.2	Form of Class B Common Stock Purchase Warrant(2)
4.3	Form of Class c Common Stock Purchase Warrant(2)
4.4	Form of Subscription Agreement, dated February 9, 2007(2)
10.1	Deed of Conveyance dated November 8, 2007, by and between the Company and Anna Jett for real property in Breathitt County, Kentucky(3)
10.2	Deed of Conveyance dated November 8, 2007, by and between the Company and Anna Jett for mineral interests in Breathitt County, Kentucky(3)
10.3	Deed of Conveyance dated November 8, 2007, by and between the Company and Sutter Drilling LLC for an undivided interest in oil and gas interests in Breathitt County, Kentucky(3)
10.4	Consulting Agreement, dated October 19, 2007, by and between the Company and Jon Janotta(3)
10.5	Scientific Advisory Board Agreement, dated June 18, 2007, between the Company and Henry P. Sartorio(4).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002(1)
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002(1)

*

Filed herewith.

(1)

Incorporated by reference from the Company’s Form SB-2 filed with the Commission on April 13, 2007.

(2)

Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on June 12, 2007.

(3)

Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 19, 2007.

(4)

Incorporated by reference to the Company’s Current Report on Form 10-QSB for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on November 21, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Consolidation Services, Inc.

March 27, 2008	By:	/s/ Johnny R. Thomas
Johnny R. Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Johnny R. Thomas Johnny R. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer), and Director	March 27, 2008

/s/ John C. Francis John C. Francis	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), and Director	March 27, 2008

/s/ Helen Thomas Helen Thomas	Secretary/Treasurer and Director	March 27, 2008