Form 10-Q
period 2008-03-31
Consolidation Services inc
filed 2008-05-15
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number: 333-142105

CONSOLIDATION SERVICES, INC.

(Exact name of smaller reporting company as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 13,159,636 shares of the registrant’s common stock, par value $.001 per share, outstanding as of May 12, 2008 and no other classes of common stock.

Consolidation Services, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$450,643	$78,482
Deposits on property purchases	105,000	-

Total Current Assets	555,643	78,482

PROPERTY AND EQUIPMENT, NET	184,469	189,469

TOTAL ASSETS	$740,112	$267,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,854	$10,732
Notes payable	115,000	125,000

Total Current Liabilities	118,854	135,732

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares
authorized at $0.001 par value, 11,497,236 and 10,980,236
shares issued and outstanding	11,497	10,980
Additional paid-in capital	814,239	297,756
Accumulated deficit	(204,478)	(176,517)

Total Stockholders' Equity	621,258	132,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$740,112	$267,951

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

		From Inception	From Inception
	For the Three	on January 26,	on January 26,
	Months Ended	2007 Through	2007 Through
	March 31,	March 31,	March 31,
	2008	2007	2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	27,961	22,445	204,478

Total Expenses	27,961	22,445	204,478

LOSS FROM OPERATIONS	(27,961)	(22,445)	(204,478)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(27,961)	$(22,445)	$(204,478)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	11,238,736	10,000,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity

(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, January 26, 2007	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	9,000,000	9,000	-	-	9,000

Shares issued for cash
at $0.05 per share	1,000,000	1,000	49,000	-	50,000

Shares issued for services
at $0.10 per share	815,000	815	80,685	-	81,500

Fair value of common stock
warrants granted	-	-	3,000	-	3,000

Common stock warrants
exercised at $1.00
per share	160,600	160	160,440	-	160,600

Common stock warrants
exercised for expenses paid
at $1.00 per share	4,636	5	4,631	-	4,636

Net loss from inception
through December 31, 2007	-	-	-	(176,517)	(176,517)

Balance, December 31, 2007	10,980,236	10,980	297,756	(176,517)	132,219

Common stock warrants
exercised at $1.00
per share	517,000	517	516,483	-	517,000

Net loss for the three months
ended March 31, 2008	-	-	-	(27,961)	(27,961)

Balance, March 31, 2008	11,497,236	$11,497	$814,239	$(204,478)	$621,258

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

		From Inception	From Inception
	For The Three	on January 26,	on January 26,
	Months Ended	2007 Through	2007 Through
	March 31,	March 31,	March 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(27,961)	$(22,445)	$(204,478)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock and warrants issued for services	-	-	84,500
Common stock issued for expenses paid	-	-	4,636
Changes in operating assets and liabilities:
Change in deposits on property purchases	(100,000)	-	(105,000)
Change in accounts payable and accrued expenses	(6,878)	-	3,854

Net Cash Used by Operating Activities	(134,839)	(22,445)	(216,488)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(184,469)

Net Cash Used by Investing Activities	-	-	(184,469)

FINANCING ACTIVITIES

Repayment of loans payable	(33,000)	-	(98,000)
Proceeds from loans payable	23,000	-	213,000
Proceeds from common stock issued	517,000	59,000	736,600

Net Cash Used by Financing Activities	507,000	59,000	851,600

NET INCREASE IN CASH	372,161	36,555	450,643

CASH AT BEGINNING OF PERIOD	78,482	-	-

CASH AT END OF PERIOD	$450,643	$36,555	$450,643

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$71	$-	$811
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include investing in and developing all types of businesses related to the food service industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - EQUITY TRANSACTIONS

During the three months ended March 31, 2008, the Company issued 517,000 shares of its common stock for cash in an amount of $1.00 per share.

NOTE 4 - SIGNIFICANT EVENTS

The Company in January 2008 purchased an option to acquire approximately 1,000 acres of land in Eastern Kentucky with coal development rights.  It is intended that this land will be used for organic farming operations following proposed energy resource operations and planned reclamation efforts, as part of the Company’s business plan. The purchase price for the 1,000 acres is $1,500,000, with $1,000,000 payable to the land owner and $500,000 payable to the AMS Development Group. AMS located and optioned the property initially and are providing oversight of coal permitting and leasing. The Company has

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

deposited $100,000 on the property, of which $67,000 is refundable as of March 31, 2008.

Effective March 27, 2008, the Company entered into a Property Agreement with Billy David Altizer, Pat E. Mitchell, Howard Prevette, William Dale Harris (collectively, the “Sellers”) and Buckhorn Resources LLC (“BR”), Kentucky Limited Liability Company to acquire a fifty (50%) percent equity ownership interest in BR.  BR owns approximately 10,500 acres of land with coal rights in Eastern Kentucky.  BR estimates there are approximately 269 million tons of coal of which approximately 135 million tons are mineable.

The purchase price is $4,200,000 payable one-half in cash and one-half in the Company’s common stock consisting of 1,093,750 shares valued at $1.92 per share.  The shares are subject to a lock-up/leak-out agreement permitting weekly sales of up to 21,034 shares commencing on April 1, 2009.  The Company will guarantee payment of the $2,100,000 value of the shares as long as the shares are sold in accordance with the terms of the lock-up.  Any sales proceeds in excess of $4.80 shall be paid to the Company.  Of the purchase price, $600,000 is payable directly to BR as a capital contribution to fund development activities on the property including title research/surveying activities and obtaining coal mining permits, all pursuant to a budget approved by the Sellers and the Company.

Closing of the transaction is scheduled to occur on or before June 1, 2008, conditioned upon negotiations and execution of a definitive purchase agreement, audited financial statements of BR, any required regulatory approvals and customary closing conditions.

The Company can use the surface rights on the first 5,200 acres for which a higher value use has not been identified at no additional charge for its organic production operations.  The Company shall have the right of first refusal on any offer made for agricultural use of any additional acres made available for organic use unless and until a higher value is determined.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; general economic conditions in the United States, as well as the economic conditions affecting the industry in which we operate; our current operating losses; and the competitive environment within the industry in which we compete.  Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC.

General

The Company has relied on its initial capitalization from its founders, the February 2007 Private Placement of $50,000, and the recent fundings of $160,600 and $517,000 from the exercise of the Class A Warrants, at a reduced exercise price of $1.00 per share, in November and December of 2007 and February and March of 2008, respectively.   The Company used the proceeds of the sale of securities to pay its organizational expenses, audit and legal expenses for its initial registration statement, as well as to meet its ongoing reporting and compliance obligations.  Through loans from an affiliated entity and the exercise of Warrants we were able to complete our first land acquisition.  The Company intends to raise additional funds from new investors and/or the exercise of outstanding Warrants at reduced exercise prices in order to fund its proposed operations.  Though the Second Warrant Reduction (as defined below), we raised funds to complete additional land acquisitions.

The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products).  The Company falls under the definition of a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and because the Company did not engage in any business activities that provide cash flow.  As a shell company, the Company's primary purpose at this time is to either grow internally or locate and consummate a merger or acquisition of one or more domestic or foreign companies primarily in the foodservice industry.  While the Company has contracted to purchase land and certain oil, gas and mineral rights, it does not have any agreements, arrangements or understandings to acquire any other company.

Internal Growth of Business

In addition to our primary objective of growth by business combinations, we have a secondary or complementary objective of furthering our business strategy through internal growth, mainly through the development of organic and natural food products or brands, entering into “preferred supplier” agreements with other entities in the foodservice industry that have a need for organic and natural food products, growth of customers, and/or land acquisitions for the production of organic food products.  Additionally, management believes that the Company may be able to generate revenues,  on both a long term and short-term basis, through coal development and the drilling of wells for oil and/or natural gas on its owned land, to help finance the Company's plans in the organic food sector.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operation where such policies affect our reported and expected financial results.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Material Changes in Results of Operations For the Three Month Period Ended March 31, 2008 As Compared to the Period From Inception (January 26, 2007) through March 31, 2007

Revenues. We did not have any revenues during the period ended March 31, 2008 representing no change from the corresponding period from inception (January 26, 2007) through March 31, 2007.  We expect that our initial revenues will be derived from coal royalties or other energy revenues from our land acquisitions prior to their being reclaimed for organic farming.

Operating expenses. Total general and administrative expenses for the first quarter of 2008 were $27,961, compared to $22,445 for the comparable period of 2007 beginning from inception (January 26, 2007) through March 31, 2007.  The minor increase in 2008 was due primarily to the increased expenses incurred in the first quarter 2008 for legal and accounting fees relating to our December 31, 2007 audit, SEC filings (including Forms 10-K and 8-K), expenses incurred in connection with land acquisitions and other corporate transactions, as well as the filing of post-effective amendment No. 1 to our registration statement on Form SB-2, as well as the filing of our registration statement on Form S-1.

Net loss. Net loss was $27,961 for the three months ended March 31, 2008, as compared to $22,445 for the period from inception (January 26, 2007) through March 31, 2007, reflecting the impact of costs incurred relating to organizational activities, increased SEC reporting and compliance, professional fees, as well as land acquisitions and corporate transactions.  The Company had a net loss of $204,478, for the period from inception (January 26, 2007) through March 31, 2008.

Material Changes in Financial Condition, Liquidity and Capital Resources as of March 31, 2008

Liquidity and Capital Resources

The Company has a limited commercial operating history and does not have any revenues or earnings from operations to date.  On February 5, 2008, the Company’s Board of Directors authorized the temporary reduction of the warrant exercise price for the Class A, B and C Warrants (individually or collectively, the “Warrants”) from $3.00, $6.00 and $12.00 per share, respectively, to $1.00 per share in each case for the period commencing February 6, 2008 through April 30, 2008 (the “Second Warrant Reduction”),  as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2008.  The purpose of the Second Warrant Reduction was to provide the Company with additional capital to close pending acquisitions and negotiate additional transactions.   As a result of the Second Warrant Reduction, in February and March 2008 the Company received $517,000, including $496,000 in cash and $21,000 via the Company’s partial repayment of a note.

In furtherance of the Company’s secondary objective of internal growth, as described in the “Internal Growth of Business” section above, on January 8, 2008, the Company entered into an Agreement to Assign Real Estate Purchase Option to acquire approximately 1,000 acres of land in Eastern Kentucky for $1 million (the “Option Purchase Agreement”).  The Option Purchase Agreement provides for the Company to enter into a coal development agreement with an experienced energy and timber development group. The AMS Development Group (the “Development Group”) anticipates mining activities and receipt of royalties to commence in calendar year 2008. Royalty rates are typically ten percent or approximately five dollars per ton based on current prices for this quality of coal.

In connection with the Option Purchase Agreement, the Company has paid an initial deposit of $100,000, and will pay the Development Group an additional $400,000 plus fifty (50%) percent of the coal royalty revenues towards obtaining permits, and to prepare all reclamation plans, contract for coal mining and oversee the actual mining and reclamation process.  As of March 10, 2008, an aggregate of $33,000 of the initial deposit has been released from escrow, including $13,000 towards obtaining a coal mining permit application and $10,000 in order to extend the Option Purchase Agreement until the later of May 8, 2008 or until 14 days after title to the property is cleared.

On March 27, 2008, the Company entered into an Agreement with Billy David Altizer, Pat E. Mitchell, Howard Prevette, William Dale Harris (collectively, the “Sellers”) and Buckhorn Resources LLC (“BR”), a Kentucky Limited Liability Company, to acquire a fifty (50%) percent equity ownership interest in BR, which in turn owns approximately 10,500 acres of land with coal rights in Eastern Kentucky, in consideration for $4,200,000 payable one-half in cash and one-half in the Company’s common stock consisting of 1,093,750 shares valued at $1.92 per share, as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2008.  BR estimates there are approximately 269 million tons of coal of which approximately 135 million tons are mineable.  Closing of the transaction is scheduled to occur on or before June 1, 2008, conditioned upon negotiations and execution of a definitive purchase agreement, audited financial statements of BR, any required regulatory approvals and customary closing conditions.

On March 31, 2008, the Company entered into an Option Oil, Gas and Mineral Agreement (the “Option Agreement”) with Eastern Kentucky Land Corporation, a Kentucky corporation (“EK”), which provides that the Company shall have until October 1, 2008 (the “Option Period”) to close the Oil, Gas and Mineral Agreement, attached as Exhibit A to the Option Agreement (the “Rights Agreement”), as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2008.  The Option Agreement extended the time to close on the Rights Agreement to allow for the Company’s performance of due diligence activities in connection therewith, while allowing the Company to retain the agreed upon financial and other terms existing under the Rights Agreement.  However, the Company may exercise the option to close the Rights Agreement at any time during the six month Option Period.

Under the Rights Agreement, the Company shall acquire all right, title and interest in the oil, gas and other minerals, except for the $0.30 per ton coal rights retained by EK (the “Rights”), on that certain property (the “Property”) owned by BR, as described above.   The total consideration under the Rights Agreement consists of: (i) payment of $200,000 in cash at the closing; and (ii) $800,000 through the issuance of 415,584 shares of unregistered common stock of the Company at closing (the “Shares”), at a price of $1.925 per share.

Under the Option Agreement, the Company paid EK $20,000 on or about April 8, 2008 and is obligated to pay an additional $5,000 on the first day of each succeeding month during the Option Period, up to five months, with all monies that are paid by the Company to EK during the Option Period to be credited against the $200,000 due at the closing of the Rights Agreement.  In the event the Company terminates the Option Agreement and the Rights Agreement, EK shall retain all monies owed and paid by the Company under the Option Agreement through the date of the termination.

The Company has limited financial resources and, prior to its first land acquisition in November 2007, its activity had been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates.  We will, in all likelihood, sustain operating losses until the consummation of a business combination or royalty revenues from the Company’s energy-related operations.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable company.  There is no assurance that we can identify such a business opportunity or opportunities and consummate such a business combination, or otherwise develop sufficient assets and/or operations to the point where we cease to be considered a shell company.  In the event the Company can establish an active public market for its securities, management believes it can raise subsequent funds to implement its business strategy and support the Company's operations over the next 12 months.

The Company had cash of $450,643 and working capital of $436,789 as of March 31, 2008.  The working capital reflects the increase in cash resulting, in part, from $517,000 in proceeds received in February and March of 2008 from the exercise of certain registered Class A Warrants by selling stockholders or their designees, at the reduced exercise price of $1.00 per share, offset, in part, by $100,000 in cash deposits on property purchases.  In addition, working capital was affected by the reduction of accounts payable from $10,732 at December 31, 2007 to $3,854 at March 31, 2008 and the net reduction of notes payable from $125,000 at December 31, 2007 to $115,000 at March 31, 2008.

Net cash used by operating activities was $216,488 for the period from inception (January 26, 2007) through March 31, 2008, which was attributable to general and administrative expenses of $204,478 since inception and $105,000 in connection with the payment of deposits on property purchases, which amounts were offset, in part, by $84,500 which was expensed as a result of the issuance of common stock and warrants for services provided.

Net cash was used in investing activities of $184,469 was primarily used in connection with land acquisitions.

Net cash provided by financing activities was $851,600, representing an aggregate of $736,600 in proceeds from Common Stock issued consisting of: $50,000 gross proceeds from private placement investments; $9,000 paid-in capital from the issuance of 9,000,000 shares of common stock held by the founders, $160,600 from the exercise of Class A Warrants in December 2007, and $517,000 from the exercise of Class A Warrants in February and March of 2008.  The Company also received an aggregate of $213,000 of proceeds from loans, of which $98,000 had been repaid as of March 31, 2008.

As a result of the foregoing, the Company had a net increase in cash of $450,643 for the period from inception (January 26, 2007) through March 31, 2008.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Company, as a smaller reporting company, is not required to provide the information required by this item pursuant to Item 305 of Registration S-K.

Item 4T.  Controls and Procedures.

The certifications of the Company's chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4T for a more complete understanding of the matters covered by such certifications.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2008.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this quarterly report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A.  Risk Factors

Except as set forth below, there are no material changes from risk factors as previously disclosed in the Company’s Form 10-K, filed with the SEC on March 27, 2008:

Limited  public market.

There is a limited public market for our securities.  In addition, Rule 144 promulgated under the Securities Act is not available to our investors that hold unregistered stock until we have ceased to be a shell company, as indicated by filing Form 10 type information, for a period of at least 12 months. There can be no assurance that we will continue to fulfill in the future our reporting requirements under the Exchange Act, maintain the effectiveness of our registration statement(s), or disseminate to the public any current financial or other information concerning the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2008.

Pursuant to the Company’s post-effective amendment No. 1 to its registration statement on Form SB-2, filed with the SEC on January 25, 2008 and declared effective on February 1, 2008 (file no. 333-142105) (the “Registration Statement”), which registered 3,120,000 shares of common stock which were sold to investors in a February 2007 private placement offering, and 2,340,000 shares issuable upon exercise of warrants issued to investors in the February 2007 private placement.  The offering for re-sale of the securities registered under the Registration Statement commenced on or about June 25, 2007 and such offering has not been terminated.  In November and December 2007, the Company received $160,600 in proceeds from the sale of 160,600 shares of common stock, which issued upon exercise of Class A Warrants by seven (7) selling stockholders, at the reduced exercise price of $1.00 per share.  The $160,600 in gross proceeds were used by the Company for general working capital purposes and deposits on land acquisitions.  In February and March of 2008, the Company received an additional $517,000 in proceeds from the sale of 517,000 shares of common stock, which also issued upon exercise of Class A Warrants by nineteen (19) selling stockholders or their designees, at the reduced exercise price of $1.00 per share.  The $517,000 in gross proceeds were used by the Company for general working capital purposes and deposits on land acquisitions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Articles of Incorporation of the registrant(1)
3.2	By-Laws of the registrant(1)
10.1	Deed of Conveyance dated November 8, 2007, by and between the Company and Anna Jett for real property in Breathitt County, Kentucky(3)
10.2	Deed of Conveyance dated November 8, 2007, by and between the Company and Anna Jett for mineral interests in Breathitt County, Kentucky(3)
10.3	Deed of Conveyance dated November 8, 2007, by and between the Company and Sutter Drilling LLC for an undivided interest in oil and gas interests in Breathitt, County, Kentucky(3)
10.4	Consulting Agreement, dated October 19, 2007, by and between the Company and Jon Jannotta(3)
10.5	Scientific Advisory Board Agreement, dated June 18, 2007, between the Company and Henry P. Sartorio(4).
10.6	Property Agreement, by and among the Company and Billy David Altizer, Pat E. Mitchell, Howard Prevette, William Dale Harris and Buckhorn Resources LLC entered into on March 27, 2008(5).
10.7	Oil, Gas and Mineral Agreement, as amended by the Option Agreement, between the Company and Eastern Kentucky Land Corporation entered into on March 29, 2008(6).
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)  Incorporated by reference from the Company's Form SB-2 filed with the Commission on April 13, 2007.

(2)  Incorporated by reference from the Company's Amendment No. 1 to Form SB-2 filed with the Commission on June 12, 2007.

(3)  Incorporated by reference to the Company's Current Report on Form 10-Q for the quarterly period ended September 30, 2007, filed with the Commission on November 19, 2007.

(4)  Incorporated by reference to the Company's Current Report on Form 10-QSB/A for the quarterly period ended June 30, 2007, filed with the Commission on November 21, 2007.

(5)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2008.

(6)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	Consolidation Services, Inc.
	By:	/s/ Johnny R. Thomas
Johnny R. Thomas, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and Chief Financial Officer (Principal Financial Officer)

Consolidation Services, Inc. Quarterly Report on Form 10-Q Quarter Ended March 31, 2008 EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.