Form 10-K/A
period 2007-12-31
Consolidation Services inc
filed 2008-06-06
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

(702) 614-5333

(Registrants' telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [   ]

The aggregate market value of the 1,000,000 shares of common stock of the Registrant issued and outstanding as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, excluding 9,000,000 shares of common stock held by affiliates of the Registrant was $0, as there was no public market for the Registrant's securities at such time.

The number of shares of Registrant's common stock outstanding as of March 7, 2008 was 11,459,236.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K/A incorporates by reference certain portions of the Registrant's prospectus filed with the Commission on February 1, 2008 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended.

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

General

Consolidation Services, Inc. ("CSI", the "Company", "we", or "us") was formed on January 26, 2007, to engage in the acquisition and consolidation of organic and natural food companies in the food service industry. Our strategic objective is to become a leading supplier and distributor of organic and natural food products in the United States, through internal growth and development of premium brands and through an acquisition program of local and regional brands and operations.  The Company is also acquiring land for organic certification and farming. The Company expects to mine coal and drill wells for oil and/or natural gas on some of its acquired land to serve as a long term profit center and to help finance the Company's strategic objectives in the organic and natural food sector.

Overview of the Organic/Natural Food Sector

The market size of the natural food sector, including organic foods and related products in the United States was $56.8 billion dollars in 2006, with an annual growth rate of approximately 9.7%, according to the June 2007 "The National Food Merchandiser," a leading trade publication.  Organic food sales at $16.7 billion in 2006 represented about 29% of natural food sales. The annual growth rate for organic food products has been approximately 20-24% for each year since 1990.

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

There are thousands of smaller companies and family producers who serve as suppliers and/or participate in the local, regional or national distribution of organic products. For example, UNFI has approximately 4,300 suppliers, the largest of which (HAIN) supplies only about 7.3% of UNFI's products.

Many restaurants feature menus which, in whole or in part, include meals that are prepared using natural or organic products. Chipolte Mexican Grill ("CMG") states on its website that they serve more naturally raised meat than any other restaurant in the world. They serve approximately 40 million pounds of naturally raised meat at more than 670 restaurants across the country. They actively market and promote their use of natural/organic food products through their vision of "Food with Integrity."  Chipolte emphasizes the use of grass fed, steroid and hormone free products and prominently display information on their suppliers; which include Coleman Natural, Niman Ranch, Pure Country Angus beef, Meyer Natural Angus Beef, Bell and Evans, Townsend, Heritage Acres and Springer Mountain Farms.

The explosive growth in demand for organic products makes it difficult for producers, distributors and retailers to access adequate supply, particularly if they are seeking "certified organic" products.  Certification of land for organic use can take up to three years.  Organic farming systems rely on ecologically based practices such as cultural and biological pest management, exclusion of all synthetic chemicals, antibiotics, and hormones in crop and livestock production.  Whereas, livestock certification (i.e., organic certification of livestock slaughter stock (beef, sheep, etc.) and dairy stock) can generally be done in one year in accordance with USDA regulations.

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

Conversion from traditional agriculture using antibiotics, pesticides, hormones, herbicides and chemical fertilizers to an organic farming process requires a substantial learning curve. A number of other categories of natural products are available in the market place, including "grass fed", "hormone and steroid free", "humanely raised" and "free range."  Most of these "labels" can be produced under programs which require less time and oversight than "certified organic" production.

Organic Product Supply

The Company is establishing a reliable organic product supply network in the following four ways:

*        Land purchases for production purposes

*        Family of associates

*        Private label from established suppliers

*        Acquisition of profitable companies

The Company acquired its first organic/natural food production assets in November of 2007, a 250 acre farm in Kentucky (the "Land Acquisition"). Management plans to continue to acquire similar production assets, as they are important to develop a reliable base of supply of quality products to introduce internally developed brands.

Production on land owned by the Company will represent a small, but important, part of the Company's supply chain. These operations will serve as a model for success for other farmers nationwide, which management expects to recruit to join the Company's family of associate producers as described below. The Company expects to create critical mass of production in areas near the Land Acquisition to support development of local processing and distribution facilities. Management anticipates providing production expertise and other assets to aid in the recruitment of family farms to join the Company's organic family, of associate producers.

Eastern Kentucky was selected as the place to develop the first model production unit due to the availability of large acreages; with excellent grazing potential as well as excellent prospects for energy development, specifically natural gas, oil and coal. Four counties, where the Company is initially focused, are designated a "Federal Renewal Community" by the U.S. Department of Housing and Urban Development (HUD). Businesses within the area may be eligible for a substantial package of federal tax credits and deductions designed to encourage business investment and the creation of jobs.

The Company is initially focused on establishing itself as a reliable source of supply for the following general organic products lines:

*        Dairy products, primarily cheeses, yogurts and related products

*        Ingredients

*        Grass fed beef and free range poultry

*        Ingredients to prepare primary menu items for pizza and Mexican foods

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

Brand/Trademark Ownership

Establishing or acquiring strong brand identity is important to the Company's plans to recruit a family of associates and establish a strong distribution presence in local, regional and national markets. The Company is working with its patent counsel, Mr. Henry P. Sartorio (Scientific Advisory Board ("SAB") member), to register a number of names for the Company to use in developing an internal brand identity. In addition, management is impressed with the number of small operators who have developed significant brand acceptance and recognition in their geographic area. It is believed that these brand assets could be leveraged in much larger geographic areas with substantially larger market share. The Company is pursuing opportunities to expand its internal brand identity with such small operators having significant brand acceptance in three ways: (1) through an affiliate relationship; (2) licensing for expanded territories; and/or (3) acquisition potential, where appropriate.

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

Employees

As of the date of this Report, we had three full-time employees consisting of the three members of management. We do not expect to hire additional employees at this time, as we expect to use contract service providers such as the development group to be hired with our proposed purchase of 1,000 acres of land in Kentucky.  Current management of the Company is considered ideal to implement land acquisitions, development of model organic food production assets, evaluation of and negotiation with potential acquisition candidates that may provide for a strategic fit. The Company expects to gain access to experienced industry personnel through its acquisitions and by the recruitment of an individual with the appropriate qualifications to head up the Company's private label and national marketing efforts.

Overview of Energy Development

Eastern Kentucky was selected for the Company's initial land acquisition activities, including the recently completed Land Acquisition, because, in addition to its ability to serve as an organic food production asset, among other things, the properties are believed to have commercially viable energy resources. Management anticipates developing some of these assets as a long term profit center while the organic production capabilities are being developed.  Cash flow from energy development is projected to help finance the Company's organic strategy.

The Appalachian region has come to be dominated by natural gas utilities, which were interested in drilling shallow wells that did not produce huge amounts of gas, but also did not require much investment or entail much risk. The Appalachian wells have produced small gas flows for decades. Utilities have come to see their wells as low-risk development wells. For example, Equitable Resources Inc., a Pittsburgh based gas utility wrote to investors that "management believes virtually all the company's wells are low-risk development wells." Wall Street Journal, October 16, 2006.

The opportunity to drill a number of high probability low volume wells quickly and at relatively low cost is an ideal complement to the Company's organic operations. The wells will generally be less than 2,000 feet deep and have a minimal footprint on the Company's land. Management expects the wells to require less than two years of operations to recover all cost. The area where the Company will be developing gas resources has good access to existing pipeline infrastructure. Management expects to use satellite links to gas wells in order to allow real time remote monitoring of gas production.

A small percentage of the shallow wells may produce oil, based on the history of wells drilled in the region. In addition, almost all of the properties are expected to have coal assets. Coal mining, if any, will be done by third parties and the Company would anticipate being paid on a royalty basis. The Company expects the mining permits, if any, to require the mine operator to build roads, ponds and pastures in a manner that will be beneficial to the Company's core organic operations as dictated by the reclamation plan.

Subsequent to year end, the Company entered into an agreement to purchase an additional 1,000 acres of land in Eastern Kentucky (the "Option Purchase Agreement"), located only a few miles from its previous purchase. The land will be ideally suited for organic farming operations following the planned reclamation efforts at the completion of proposed coal mining operations. The property has an estimated nineteen million tons of coal reserves in place, of which, on a conservative estimate basis at least three million tons are classified as mineable reserves, according to a preliminary report prepared by the coal development group. In addition, management believes the opportunity exists to successfully drill natural gas/oil wells on the property.

The Option Purchase Agreement simultaneously provides for the Company to enter into a coal development agreement with an experienced energy and timber development group (the "Development Group"). The Development Group anticipates mining activities and receipt of royalties to commence in calendar year 2008. Royalty rates are typically ten percent or approximately five dollars per ton based on current prices for this quality of coal.

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

The reclamation process, following mining of the coal, will enhance and benefit the Company's planned organic farming operations through the development of an estimated $1,000,000 in infrastructure on the property. The coal mining reclamation efforts will develop pastures of specific sizes, good roads to pastures and to approximately 40 natural gas/oil well drilling sites, ponds and watering sites throughout the property, reshape steep relatively inaccessible slopes to gentle slopes by lowering the peaks and filling the hollows, and seeding the pastures with Company selected species and varieties to maximize production.  The permits filed are specific and the reclamation performance is bonded.

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

Government Regulation

The Company may be subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). The FDA regulates manufacturing and holding requirements for foods through its manufacturing practice regulations, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels.

The Company may also become subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated thereunder by the U.S. Department of Agriculture ("USDA"). The USDA imposes standards for product quality and sanitation including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from the Company's suppliers. The Company may also become subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

In connection with the Company's organic food certifications, it will become subject to the National Organic Program ("NOP"), which is administered by USDA and regulates the standards for any farm, wild crop harvesting, or handling operation that wants to sell an agricultural product as organically produced, as well as the Organic Foods Production Act, which is intended to assure consumers that the organic foods they purchase are produced, processed, and certified to be consistent with national organic standards.

The Company and its products could also become subject to state, provincial and local regulation through such measures as the licensing of its facilities; enforcement by state, provincial and local health agencies of state, provincial and local standards for the Company's products; and regulation of the Company's trade practices in connection with the sale of its products. Facilities may be subject to inspections and regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals present in products which might be distributed by the Company.

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

The Company may become subject to the federal black lung laws promulgated by the United States Department of Labor in connection with the Companies' proposed coal mining operations, as well as be affected by the Clean Air Act and similar state and local laws, which extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of most coal producers.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risks and uncertainties described below before you decide to buy our shares of Common Stock ("Shares"). While these are all known material risks and uncertainties we face, you should know that they are not the only ones facing us. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In these circumstances, the value of our Shares could decline, and you could lose all or part of the money you paid to buy our Shares.

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

The accompanying financial statements to this report have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report dated March 26, 2008.

We can provide no assurance that our internal control over our financial reporting will be effective under Section 404 of the Sarbanes-Oxley Act of 2002. Establishing internal controls over our financial reporting, following the transition period for newly public companies,  is likely to increase our costs.

Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX") and the rules issued thereunder have required certain changes in the corporate governance, securities disclosure and compliance practices of United States public companies. Our compliance with these rules are likely to increase our general and administrative costs.  In particular, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting.  Since we are a newly public company, in accordance with Item 308T of Regulation S-K, we are not required to provide a report of management on our internal controls over financial reporting until either we had been required to file an annual report pursuant to Section 13(a) or 15(d) of the Exchange Act for the prior fiscal year or have filed an annual report with the Commission for the prior fiscal year.  In the first annual report that we file, we are required to include the following statement: "This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies."  Following our transition period as a newly public company, we will be required to include in our annual report on Form 10-K a report on our management's assessment of the effectiveness of our internal control over financial reporting, beginning December 31, 2008.  Our independent registered public accounting firm will also issue an audit report on management's assessment and on our internal control over financial reporting as of each year end, beginning December 31, 2008, unless extended by the SEC. We expect that SOX and such other laws, rules and regulations promulgated thereunder will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance in the United States.

Given the complexities and inherent risks associated with the operation of internal control over financial reporting, we can provide no assurance that our internal control over financial reporting will be effective under Section 404. Moreover, we can provide no assurance as to any matters that might be reported in our management's assessment of our internal control over financial reporting or our independent registered public accounting firm's audit report. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or the Financial Industry Regulatory Authority, Inc. ("FINRA").  Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

Our business strategy, in part, depends upon our ability to complete and manage acquisitions of other companies.

Our business strategy, in part, is to grow through acquisitions, which depends on our ability to identify, negotiate, complete and integrate suitable acquisitions.  See Item 1. "Business."  Even if we complete acquisitions we may experience:

*        difficulties in integrating any acquired companies, personnel and products into our existing business;

*        delays in realizing the benefits of the acquired company or products;

*        significant demands on the Company's management, technical, financial and other resources;

*        diversion of our management's time and attention to unexpected problems;

*        higher costs of integration than we anticipated;

*        unanticipated liabilities;

*        difficulties in retaining key employees of the acquired businesses who are necessary to manage these acquisitions; and/or

*        anticipated benefits of acquisitions may not materialize as planned.

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

We cannot assure you that we will successfully integrate or profitably manage any acquired businesses, that our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisitions, or that the acquisitions will result in increased earnings for us in any future period. Successful integration of the Company's operations will depend on, among other things, our ability to attract, hire and retain skilled management and other personnel, none of which can be assured. To manage growth effectively, we will need to invest in development of enhancements to existing services, implement operational, financial and management information systems, procedures and controls, and integrate our personnel and operations with those of an acquired company. There can be no assurance that we will be able to manage the combined operations effectively, and failure to do so could have a material adverse effect on the Company's business, financial condition and/or operating results.

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

As permitted by the Delaware General Corporate Law, the Company's certificate of incorporation and by-laws limit the personal liability of the directors and/or stockholders of the Company for monetary damages for breach of fiduciary duty as a director but such provision does not eliminate or limit the liability of a director in certain circumstances, such as for (i) any breach of the director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporate Law; or (iv) for any transaction from which the director derived an improper personal benefit.

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

The founders of the Company and their affiliates acquired their shares of common stock, which represent a controlling interest in the Company, at a cost substantially less than that which Investors may purchase their Shares. In the event founders' shares and their affiliates, including shares underlying warrants, are registered under future registration statements filed with the Commission, Investors may bear a substantial portion of the risk of loss and experience dilution of their interests in the Company, while control of the Company will remain in the hands of management of the Company.

The determination of the offering price of the shares and exercise prices of warrants was arbitrary.

The offering price of the Shares in our February 2007 Private Placement and the exercise prices of Warrants were arbitrarily determined by the Company. Among the factors considered in determining these prices were estimates of the Company's prospects, the background of management and current conditions in the securities markets and in the foodservices industry. There is, however, no relationship between the offering price of the Shares in the February 2007 Private Placement, the exercise prices of the Warrants, and the Company's assets, current earnings, book value or any other objective criteria of value. The exercise prices are no indication of the value of the common stock or of the assets that the Company now owns or may acquire.

Our principal stockholders may have the ability to control almost all matters of the company.

The Company's three founders and their affiliates own 8,654,636 shares of common stock, all of which are restricted. These shares represent 75.5% of the 11,459,236 issued and outstanding shares of common stock of the Company as of March 7, 2008. Therefore, management will be able to control the outcome of all issues submitted to stockholders of the Company until the Company is able to raise additional equity financing. This includes their ability to elect the entire Board of Directors, amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of all or substantially all of the assets of the Company without the agreement of minority stockholders. See "Principal Stockholders" for further details.

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

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their Shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to "penny stocks." Penny stocks include any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

Possible redemption of warrants.

The Company, at its option, may redeem the Warrants at $.001 per Warrant at any time upon 20 days' prior written notice, subject to assignment to standby purchasers. Redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrants at the time of redemption.

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

Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. We may not be able to successfully integrate the acquired company's operations or personnel, or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts.

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

We must maintain the Company's post-effective amendment to its registration statement on Form SB-2, which was declared effective on February 1, 2008, current and effective with the SEC in order for selling stockholders listed therein or their assignees to be able to sell their shares of registered common stock as well as to receive registered shares of common stock upon exercise of the warrants.  We may not be able to maintain a registration statement in effect throughout the period during which the warrants remain exercisable.  Provided such registration statement is kept effective, following any sale made by selling stockholders of their shares of common stock or shares underlying the warrants, prospective purchasers shall receive registered common stock.  Maintaining an effective registration statement requires substantial continuing expenses for legal and accounting fees and we cannot guarantee our ability to keep the registration statement effective.

Risks Related to the Foodservice Industry

The industry is characterized as a low margin business sensitive to inflation and economic conditions.

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. The Company expects that a significant portion of its sales would be made at prices that are based on the cost of products it would sell plus a percentage markup. As a result, profit levels may be negatively impacted during periods of product cost deflation, even though gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may have a negative impact on the Company's profit margins and earnings to the extent such product cost increases are not passed on to customers due to resistance to higher prices and the timing needed to pass on such increases. The foodservice industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence and the frequency and amount spent by consumers for food prepared away from home would likely negatively impact prospective sales and operating results. The Company expects that prospective operating results would also be sensitive to, and would be adversely affected by, other factors, including difficulties collecting accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs.

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

High fuel prices raise food distributors' transportation costs and adversely affect profit margins. In addition, the high cost of fuel can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food prepared away from home. The high cost of fuel can also increase the price paid for products as well as the costs incurred to deliver products to customers. The price of gasoline has dramatically increased over the last few years as a result of rising crude oil prices. Such factors may negatively impact our future sales, margins, operating expenses and operating results.

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

Sellers of food face the risk of exposure to product liability claims in the event that the use of products sold causes injury or illness as a result of contamination, food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella), food tampering, or otherwise. Once the Company commences commercial operations, it expects to maintain sufficient primary or excess umbrella liability insurance. However, such insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all liabilities. Although the Company intends to seek contractual indemnification and insurance coverage from parties supplying its products, such indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If the Company does not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce the Company's future net earnings and earnings per share.

Negative publicity may cause sales to decrease.

Instances of food-borne illnesses, food tampering or contamination, or other health concerns, even those unrelated to the use of the Company's products, can result in negative publicity about the foodservice distribution industry and cause sales to decrease dramatically. Food distributors may come under increased scrutiny by the U.S. Food and Drug Administration (the "FDA") in their efforts to control listeria and other outbreaks (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) in ready-to-eat foods. The FDA is considering extending strict control from meat processors to food distributors and grocery stores by testing food preparation and storage areas for contamination. Contaminated food distribution centers could suffer from a negative image if inspection results are made public, resulting in a possible loss of customers and subsequent revenues.

Availability of qualified labor could affect our business.

Our operations will rely heavily on our employees, particularly drivers, and any shortage of qualified labor could significantly affect the Company's business. Our future recruiting and retention efforts and efforts to increase productivity gains may not be successful and there may be a shortage of qualified drivers in future periods. Any such shortage could decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our revenue and earnings.

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

Coal mining continues to be a labor-intensive industry. As the demand for coal has increased, many producers have attempted to increase coal production, which has resulted in a competitive market for the limited supply of trained coal miners in the Central Appalachian region. In some cases, this market situation has caused compensation levels to increase, particularly for "skilled" positions such as electricians and mine foremen. To maintain current production levels, we may be forced to respond to these increases in wages and other forms of compensation, and related recruiting efforts by our competitors. Any future shortage of skilled miners, or increases in our labor costs, could have an adverse impact on our labor productivity and costs and on our ability to expand production.

Government laws, regulations and other requirements relating to the protection of the environment, health and safety and other matters impose significant costs on us, and future requirements could limit our ability to produce coal.

Our proposed coal mining operations would be subject to extensive federal, state and local regulations with respect to matters such as:

*        employee health and safety;

*        permitting and licensing requirements;

*        air quality standards;

*        water quality standards;

*        plant, wildlife and wetland protection;

*        blasting operations;

*        the management and disposal of hazardous and non-hazardous materials generated by mining operations;

*        the storage of petroleum products and other hazardous substances;

*        reclamation and restoration of properties after mining operations are completed;

*        discharge of materials into the environment, including air emissions and wastewater discharge;

*        surface subsidence from underground mining; and

*        the effects of mining operations on groundwater quality and availability.

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

New legislation, regulations and orders adopted or implemented in the future (or changes in interpretations of existing laws and regulations) may materially adversely affect our proposed mining operations, our cost structure and future customers' operations or ability to use coal.

The passage of legislation responsive to the Framework Convention on Global Climate Change or similar governmental initiatives could result in restrictions on coal use.

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In December 1997, the signatories to the convention established a potentially binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The U.S. Senate has not ratified the treaty commitments, and the Bush administration has officially opposed the Kyoto Protocol and has proposed an alternative to reduce the intensity of United States emissions of greenhouse gases. With Russia's ratification of the Kyoto Protocol in 2004, it became binding on all ratifying countries. The implementation of the Kyoto Protocol in a number of countries, and other emissions limits, such as those adopted by the European Union, could affect demand for coal outside the United States. If the Kyoto Protocol or other comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of natural gas also may affect the use of coal as an energy source.

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

In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant's treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could significantly increase our future exposure to black lung benefits liabilities, should we begin coal operations.

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

ITEM 2.  PROPERTIES

The Company is operating from the residence of its CEO, Dr. Johnny Thomas, with an address at 2756 N. Green Valley Parkway, Suite 225, Henderson N.V. 89014, as most of our current operating activities will be out of state.  The Company's telephone number is (702) 614-5333.

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

	Number of Securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,000,000	N/A	5,000,000
Equity compensation plans not approved by security holders	--	--	--
Total	5,000,000		5,000,000
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

As described under Item 1 - "Business", on November 8, 2007 the Company closed on the purchase of approximately 250 acres of land in Kentucky.  The Company intends to harvest limited timber as it prepares the land for organic certification and farming.  On January 8, 2008, the Company signed an agreement to acquire 1,000 acres of land in Eastern Kentucky for $1 million believed to have significant energy resources according to third party reserve reports.  The Company agreed to enter into a land development agreement for the property with a goal towards receiving royalties during 2008.

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

Management plans to continue to operate from home offices for the foreseeable future as most of the Company's immediate operating activities will be out of state.  The Company does not intend to hire any additional employees, at this time, as it expects to use contract service providers, such as the Development Group which management intends to enter into simultaneously with its proposed purchase of 1,000 acres in Kentucky.

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

Internal Growth of Business

In addition to our primary objective of growth by business combinations, we have a secondary or complementary objective of furthering our business strategy through internal growth, mainly through the development of organic and natural food products or brands, entering into "preferred supplier" agreements with other entities in the foodservice industry that have a need for organic and natural food products, growth of customers, and/or land acquisitions for the production of organic food products.  Additionally, management believes that the Company may be able to generate revenues,  on both a long term and short-term basis, through coal development and the drilling of wells for oil and/or natural gas on its owned land, to help finance the Company's plans to in the organic food sector.

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

On January 8, 2008, the Company entered into an Agreement to Assign Real Estate Purchase Option to acquire approximately 1,000 acres of land in Eastern Kentucky for $1 million (the "Option Purchase Agreement"). The Option Purchase Agreement simultaneously provides for the Company to enter into a coal development agreement with an experienced energy and timber development group (the "Development Group"). The Development Group anticipates mining activities and receipt of royalties to commence in calendar year 2008. Royalty rates are typically ten percent or approximately five dollars per ton based on current prices for this quality of coal.

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

Liquidity and Capital Resources

The Company has a limited commercial operating history, and does not have any revenues or earnings from operations to date.   On October 22, 2007, the Company received a $10,000 loan from an entity controlled by two of its officers, and a loan of $180,000 on November 6, 2007, from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, an officer and director of the Company.  During November and December 2007, the Company received an aggregate of $160,600 from the exercise of Class A Warrants by Selling Stockholders or their transferees, at the reduced exercise price of $1.00 per share.  In addition, two founders exercised Class A Warrants at such reduced price, resulting in $4,636 in proceeds received by the Company.  On February 5, 2008, the Company's Board of Directors again reduced the exercise prices of the warrants to $1.00 per share.  Through March 7, 2008, the Company received an additional $479,000 from the exercise of warrants including $458,000 in cash and $21,000 via the Company's partial repayment of a note.  The Company has limited financial resources and, prior to its first land acquisition in November 2007, its activity had been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates.  We will, in all likelihood, sustain operating losses until the consummation of a business combination or royalty revenues from the Company's energy-related operations.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that we can identify such a business opportunity or opportunities and consummate such a business combination, or otherwise develop sufficient assets and/or operations to the point where we cease to be considered a shell company.  In the event the Company can establish an active public market for its securities, management believes it can raise subsequent funds to implement its business strategy and support the Company's operations over the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our current of cash position is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, or financing from the exercise of warrants, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Operating expenses. We have incurred general and administrative expenses of $176,517, for the period from inception on January 26, 2007 through December 31, 2007.  These expenses are comprised primarily of SEC and state "Blue Sky" filing fees, professional fees and expenses incurred in connection with the Company's land acquisitions.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act"), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. That report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. The assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective.  That report will also contain an attestation report of our independent registered public accountants concerning management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

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

Johnny R. Thomas has served as Chairman of the Board, Chief Executive Officer and President since the Company's inception on January 26, 2007. For more than the past five years, Dr. Thomas has been self employed as an investor in securities, real estate and limited custom home development. Since January 2000, Dr. Thomas has been a managing member of Falcon Financial Group, LLC, financial consultants. Prior thereto, he was a founder and served as Chairman of the Board and CEO of AgriBioTech, Inc. from September 1993 until February 1999. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Dr. Thomas's departure from the Company.  Dr. Thomas received his Ph.D. in genetics/plant breeding from Oregon State University in 1966.

John C. Francis has served as Vice President, Chief Financial Officer and a director of the Company since its formation on January 26, 2007. He has served as the President and a director of Native American Television Network, Inc. (NATVN) since June 2004. NATVN is establishing the first Western hemispheric, pan-tribal digital cable channel, to broadcast Native American television programming. Mr. Francis has served as Managing Member of Acalan, LLC since its formation in 1998. Acalan is a new media company specializing in the development, production and distribution of transformational media. Mr. Francis has also been a managing member of Falcon Financial Group, LLC since January 2000. He served as Chief Financial Officer (from April 1994 to April 1996), vice-president, secretary and director (April 1994 through January 1999) of AgriBioTech, Inc. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Mr. Francis' departure from the Company.

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

Scientific Advisory Board

Management of the Company began forming a scientific advisory board of professionals (the "SAB") with the hiring of  Mr. Henry P. Sartorio on June 18, 2007.  The SAB shall consist of professionals from both within and outside of the foodservice industry, to assist in the search for new technologies allowing for the early detection, prevention, or elimination of contaminants, food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella), and other illnesses or injuries that may result from the Company's products or services.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2007, or accrued within the current fiscal year as to the Chief Executive Officer, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000:

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

(2)  Class A Warrants to purchase 3,000,000 shares of common stock in the aggregate (or 1,000,000 each) were granted on August 21, 2007 to each of the Company's officers and directors as compensation for services rendered to the Company.

Director Compensation

The following table presents information regarding the compensation of our directors during the fiscal year-ended December 31, 2007, except for Johnny R. Thomas, our Chief Executive Officer, whose compensation is described in the Summary Compensation Table.  Other than the stock awards and warrant grants appearing therein, we have paid no cash compensation to the officers or directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
John Francis	$-0-	$-0-	$1,000 (1)	$-0-	$-0-	$-0-	$1,000
Helen Thomas	$-0-	$-0-	$1,000 (1)	$-0-	$-0-	$-0-	$1,000

(1) Class A Warrants to purchase 3,000,000 shares of common stock in the aggregate (or 1,000,000 each) were granted on August 21, 2007 to each of the Company's officers and directors as compensation for services rendered to the Company, valued at $3,000 in the aggregate, or $1,000 individually.

2007 Employee Stock Incentive Plan

The Company has adopted the 2007 Employee Stock Incentive Plan (the "2007 Plan") in order to motivate participants by means of stock options and restricted shares to achieve the Company's long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2007 Plan provides for the grant of any combination of stock options to purchase shares of Common Stock or restricted stock to our directors, officers, employees and consultants and those of any subsidiaries. The 2007 Plan which is administered by our Board of Directors, authorizes the issuance of a maximum of 5,000,000 shares of Common Stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2007 Plan shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("ISO's"), or non-qualified stock options ("NQSO's"). Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2007 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2007 Plan was adopted by the Board and Shareholders on January 27, 2007. The 2007 Plan will terminate on January 27, 2017. No options have been grated, to date, under the 2007 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this report.

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

(3)   Includes an aggregate of 2,566,768 of Common Stock issued and outstanding and 3,563,232 shares of Common Stock issuable upon currently exercisable Class A Warrants, but does not include an equal number of shares of Common Stock issuable upon exercise of both Class B Warrants and Class C Warrants issuable upon exercise of Class A Warrants.  Dr. Thomas' beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Dr. Thomas, as noted below: 3,536 Shares held by Meadow Lark Holdings LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 20,000 Shares held individually by Dr. Thomas, 2,500,000 Shares held by JRT Trust, an entity established for estate planning purposes, 60,000 Shares held by Serene Art LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 10,000 Shares held by Falcon Financial Group (of which Dr. Thomas is a 50% owner with John Francis), and 10,000 shares held by Estancia LLC.  Dr. Thomas disclaims beneficial ownership of all Shares held by his wife, Helen Thomas, Bosque FLP, Capilla Holdings LLC, Pikes LLC, and Manzano Family Limited Partnership, and Helen Thomas disclaims beneficial ownership of all Shares owned by him.

(4)   Includes an aggregate of 3,036,100 shares of Common Stock issued and outstanding and 4,035,000 shares of Common Stock issuable upon currently exercisable Class A Warrants, but does not include an equal number of shares of Common Stock issuable upon exercise of both Class B Warrants and Class C Warrants issuable upon exercise of Class A Warrants.  Mr. Francis' beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Mr. Francis, as noted below: 51,100 Shares held individually by Mr. Francis, 30,000 Shares held by Mr. Francis's wife and two children, 10,000 Shares held by Falcon Financial Group (of which Mr. Francis is a 50% owner with Johnny Thomas), 1,500,000 held by Putun LLC (100% owned by John Francis), 100,000 Shares owned by Excalibur Trust, of which Mr. Francis is sole trustee, 1,000,000 Shares owned by Unicorn Trust of which Mr. Francis' wife is sole trustee and 350,000 Shares held by Camelot, FLP an entity established for estate planning purposes. Mr. Francis disclaims beneficial ownership of all Shares held by his wife, Unicorn Trust and Camelot, FLP.

(5)   Includes an aggregate of 3,051,768 shares of Common Stock issuable and outstanding and 4,170,000 shares of Common Stock issuable upon currently exercisable Class A Warrants, but does not include an equal number of shares of Common Stock issuable upon exercise of both Class B Warrants and Class C Warrants issuable upon exercise of Class A Warrants.  Mrs. Thomas' beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Mrs. Thomas, as noted below:  20,000 held by Helen Thomas, wife of Johnny Thomas, individually, 920,000 Shares hold by HHT Trust, 20,000 held by Pikes LLC, 3,536 Shares held by Meadow Lark Holdings LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 2,020,000 Shares held by Bosque FLP, 40,000 Shares held by Capilla Holdings LLC, 60,000 Shares held by Serene Art LLC (of which Helen Thomas is a 50% owner with Johnny Thomas), all of which entities were established for estate planning purposes.  Does not include 120,000 shares gifted to four family members in the amount of 30,000 shares each.

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

On December 31, 2007, Helen Thomas received 1,768 shares of restricted common stock from the Company's expense account, in exchange for reimbursement of expenses paid by Johnny R. Thomas on behalf of the Company.

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

We are provided office space, telephone and secretarial services from our Chief Executive Officer, without charge on an oral basis. CSI intends to rent office space and hire administrative personnel following the date of this prospectus when necessary to support the Company's growth.

Conflicts of Interest

In order to minimize potential conflicts of interest relating to non arms-length transactions based on our current business strategy (i) we will not combine with any target business in which our officers, directors or stockholders, or their respective affiliates, serve as officers, directors or partners or own or hold an ownership interest, (ii) none of such persons will receive from us or the target business or its principals any finder's fees, consulting fees or similar compensation, whether in cash, securities or otherwise, for introducing to us a target business, and (iii) our management will not negotiate or otherwise consent to the purchase of their respective common stock as a condition of or in connection with our proposed combination with a target business. Our directors and officers confirm that they know of no special circumstances under which, through their own initiative, this understanding will change.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by Moore & Associates, Chartered including fees for the audit of the Company's annual financial statements for the fiscal year 2007, and for fees billed for other services rendered by and Moore and Associates, Chartered (in thousands).

2007
Audit Fees (1)	8,500
Audit-Related Fees (2)	2,873
Audit and Audit-Related Fees	11,373

Tax Fees (3)	0
Total Fees	$ 11,373

(1)  Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission and for review of the Company's tax provision.  Audit fees incurred in connection with registration statements were $2,500 for fiscal year 2007.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

        (1)  See "Index to Consolidated Financial Statements" set forth on page F-1.

(b)  Exhibits.

        (1)  See "Index to Exhibits" set forth on page 51.

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

* Filed herewith.

(1)   Incorporated by reference from the Company's Form SB-2 filed with the Commission on April 13, 2007.

(2)   Incorporated by reference from the Company's Amendment No. 1 to Form SB-2 filed with the Commission on June 12, 2007.

(3)   Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 19, 2007.

(4)   Incorporated by reference to the Company's Current Report on Form 10-QSB for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on November 21, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Consolidation Services, Inc.

June 6, 2008	By:	/s/ Johnny R. Thomas
Johnny R. Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Johnny R. Thomas Johnny R. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer), and Director	June 6, 2008

/s/ John C. Francis John C. Francis	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), and Director	June 6, 2008

/s/ Helen Thomas Helen Thomas	Secretary/Treasurer and Director	June 6, 2008