Form 10-Q
period 2008-06-30
Consolidation Services inc
filed 2008-08-01
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number: 333-142105

CONSOLIDATION SERVICES, INC.
(Exact name of smaller reporting company as specified in its charter)

Delaware	20-8317863
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2756 N. Green Valley Parkway, Suite 225
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
Yes: [   ]    No: [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 14,253,386 shares of the registrant’s common stock, par value $.001 per share, outstanding as of July 21, 2008 and no other classes of common stock.

Consolidation Services, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$147,969	$78,482
Prepaid expenses	40,769	-

Total Current Assets	188,738	78,482

PROPERTY AND EQUIPMENT, NET	3,929,469	189,469

TOTAL ASSETS	$4,118,207	$267,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$16,139	$10,732
Notes payable	1,059,000	125,000

Total Current Liabilities	1,075,139	135,732

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares
authorized at $0.001 par value, 14,253,386 and 10,980,236
shares issued and outstanding, respectively	14,254	10,980
Additional paid-in capital	4,009,586	297,756
Minority interest	564,230	-
Stock subscription receivable	(1,273,000)	-
Accumulated deficit	(272,002)	(176,517)

Total Stockholders' Equity	3,043,068	132,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,118,207	$267,951

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

				From Inception	From Inception
	For the Three	For the Three	For the Six	on January 26,	on January 26,
	Months Ended	Months Ended	Months Ended	2007 Through	2007 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	67,590	17,743	95,551	40,188	272,068

Total Expenses	67,590	17,743	95,551	40,188	272,068

LOSS FROM OPERATIONS	(67,590)	(17,743)	(95,551)	(40,188)	(272,068)

OTHER INCOME (EXPENSE)

Minority interest	66	-	66	-	66

LOSS BEFORE INCOME TAXES	(67,524)	(17,743)	(95,485)	(40,188)	(272,002)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(67,524)	$(17,743)	$(95,485)	$(40,188)	$(272,002)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	12,875,311	10,000,000	12,746,061	10,000,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity

(unaudited)

						Deficit
						Accumulated
			Additional	Stock		During the	Total
	Common Stock		Paid-In	Subscription	Minority	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Stage	Equity
Balance, January 26, 2007	-	$-	$-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	9,000,000	9,000	-	-	-	-	9,000

Shares issued for cash
at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000

Shares issued for services
at $0.10 per share	815,000	815	80,685	-	-	-	81,500

Fair value of common stock
warrants granted	-	-	3,000	-	-	-	3,000

Common stock warrants
exercised at $1.00 per share	160,600	160	160,440	-	-	-	160,600

Common stock warrants
exercised for expenses paid
at $1.00 per share	4,636	5	4,631	-	-	-	4,636

Net loss from inception
through December 31, 2007	-	-	-	-	-	(176,517)	(176,517)

Balance, December 31, 2007	10,980,236	10,980	297,756	-	-	(176,517)	132,219

Common stock warrants
exercised at $1.00 per share	2,179,400	2,180	2,177,220	(1,273,000)	-	-	906,400

Common stock issued for land
at $1.92 per share	1,093,750	1,094	1,534,610	-	564,296	-	2,100,000

Net loss for the six months
ended June 30, 2008	-	-	-	-	(66)	(95,485)	(95,551)

Balance, June 30, 2008	14,253,386	$14,254	$4,009,586	$(1,273,000)	$564,230	$(272,002)	$3,043,068

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

		From Inception	From Inception
	For The Six	on January 26,	on January 26,
	Months Ended	2007 Through	2007 Through
	June 30,	June 30,	June 30,
	2008	2007	2008
OPERATING ACTIVITIES

Net loss	$(95,485)	$(40,188)	$(272,002)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock and warrants issued for services	20,000	-	104,500
Common stock issued for expenses paid	-	-	4,636
Minority interest in subsidiary loss	(66)	-	(66)
Changes in operating assets and liabilities:
Change in prepaid expenses	(40,769)	-	(40,769)
Change in accounts payable and accrued expenses	5,407	250	16,139

Net Cash Used by Operating Activities	(110,913)	(39,938)	(187,562)

INVESTING ACTIVITIES

Purchase of property and equipment	(640,000)	-	(829,469)

Net Cash Used by Investing Activities	(640,000)	-	(829,469)

FINANCING ACTIVITIES

Repayment of loans payable	(66,000)	-	(131,000)
Proceeds from loans payable	23,000	-	213,000
Proceeds from common stock issued	863,400	59,000	1,083,000

Net Cash Used by Financing Activities	820,400	59,000	1,165,000

NET INCREASE IN CASH	69,487	19,062	147,969

CASH AT BEGINNING OF PERIOD	78,482	-	-

CASH AT END OF PERIOD	$147,969	$19,062	$147,969

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$2,185	$-	$2,925
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - EQUITY TRANSACTIONS

During the three months ended June 30, 2008, the Company issued 1,662,400 shares of  its common stock through the exercise of 102,400 Class A Warrants, 780,000 Class B Warrants and 780,000 Class C Warrants at $1.00 per share. The Company received a total of $389,400 through a combination of cash ($367,400), debt reduction ($2,000) and services ($20,000). The balance of $1,273,000 consists of promissory notes payable to the Company by four non-affiliated parties. The promissory notes are due and payable on or before August 15, 2008, unless extended by the Company.

NOTE 4 - SIGNIFICANT EVENTS

In January 2008, the Company purchased an option to acquire approximately 1,000 acres of land in Eastern Kentucky for $1 million (the “Owsley Transaction”). The option agreement (the “Owsley Option Agreement”) simultaneously provides for the Company to enter into a coal development agreement with AMS

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

Development, LLC. In connection with the Owsley Option Agreement, the Company has paid an initial deposit of $100,000 which will go towards obtaining permits and preparing reclamation plans, and will pay AMS Development, LLC an additional $400,000 plus fifty (50%) percent of the coal royalty revenues. The $400,000 is to be paid by the Company’s issuance of 200,000 restricted shares of its common stock at $2.00 per share, subject to a lock up/leak out agreement.  As of June 30, 2008, the entire initial deposit of $100,000 has been released from escrow and is non refundable. The Company paid an additional $10,000 on June 13, 2008, to extend the Owsley Option Agreement through August 15, 2008.

In May 2008, the Company completed the acquisition of a fifty (50%) percent equity ownership interest in Buckhorn Resources, LLC, pursuant to a Property Agreement, dated March 27, 2008, between the Company and Billy David Saltier, Pat E. Mitchell, Howard Prevette, William Dale Harris (collectively, the “Sellers”) and Buckhorn Resources, LLC.

Buckhorn owns approximately 10,000 acres of land with coal rights in Eastern Kentucky, including all rights to coal on the property, except for a $0.30 per ton coal right retained by an unaffiliated third party who is the former owner of the property. The Company can use the surface rights on the first 5,200 acres, for which a higher value use has not been identified, at no additional charge for its proposed grass fed grazing/organic farming operations.

The purchase price is $4,200,000 consisting of $2,100,000 in cash or installment payments, whereby $550,000 was paid in cash by the Company at closing, and $1,550,000 remains payable by the Company in installments over the next twelve months. A total of $600,000 of the $1,550,000 of the cash consideration component will be used to fund development activities on the property. The Company has issued an aggregate of 1,093,750 restricted shares of its common stock, valued at $1.92 per share or $2,100,000 in the aggregate. The shares are subject to a lock-up/leak-out agreement permitting aggregate weekly sales of shares commencing April 1, 2009. The Company will guarantee payment of the $2,100,000 value of the shares, as long as the shares are sold in accordance with the terms of the lock-up. Any proceeds from the sale of the shares in excess of $4.80 per share shall be paid to the Company.

In March 2008, the Company entered into an Option Oil, Gas and Mineral Agreement with Eastern Kentucky Land Corporation (the “EK Option Agreement”), which provides that the Company shall have until October 1, 2008 to close the Oil, Gas and Mineral Agreement (the "Rights Agreement").

Under the Rights Agreement, the Company shall acquire all right, title and interest in the oil, gas and other minerals, except for a $0.30 per ton coal rights retained by Eastern Kentucky Land Corporation on that property owned by Buckhorn and the Company, as described above. The total consideration under the Rights Agreement consists of payment of $200,000 in cash at closing and $800,000 through the issuance of 415,484 shares of unregistered common stock of the Company at closing, at a price of $1.925 per share.

CONSOLIDATION SERVICES, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

Under the EK Option Agreement, the Company paid Eastern Kentucky Land Corporation $20,000 in April of 2008 and is obligated to pay an additional $5,000 each month up to five months during the Option Period (as defined therein), with all monies that are paid to Eastern Kentucky Land corporation during the Option Period to be credited against the $200,000 due at closing of the Rights Agreement. In the event the Company terminates the EK Option Agreement and the Rights Agreement then Eastern Kentucky Land Corporation shall retain all monies owed and paid by the Company under the EK Option Agreement.

NOTE 5 - SUBSEQUENT EVENTS

As of July 1, 2008, the Company acquired all of the capital stock of Vector Energy Services, Inc. (“Vector”), a Delaware corporation without any significant assets, from its Chief Financial Officer, John C. Francis.  The Company intends to conduct its energy resource business through Vector as its wholly owned subsidiary.  In connection therewith, CSI intends to transfer certain energy-related assets to Vector in the future, however, no such transfer has yet been effected.

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

General

The Company relied on its initial capitalization from its founders and the February 2007 Private Placement of $50,000 to pay its organizational expenses and audit and legal expenses for its initial registration statement.  Through loans from an affiliated entity and the receipt of approximately $160,600 and $517,000 of proceeds from the exercise of Warrants at a reduced exercise price of $1.00 per share in November and December 2007 and February and March 2008, respectively, we were able to complete our first two land acquisitions, as well as to meet our ongoing reporting and compliance obligations.  During the second quarter ended June 30, 2008, the Company received an additional $367,400 from the payment of promissory notes issued to the Company in connection with prior warrant exercises.  The Company intends to raise additional funds from new investors and/or the exercise of outstanding Warrants in order to fund its proposed operations.

The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products).  Until the Company completed the acquisition of a 50% interest of Buckhorn Resources, LLC on May 20, 2008, the Company filed with the SEC under the definition of a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and because the Company did not engage in any business activities that provide cash flow.  The Company filed a “Super 8-K” on June 30, 2008, with current Form 10 information, including audited financial statements of Buckhorn Resources, LLC which were first filed on a Form 8-K on May 27, 2008. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

The Company has acquired, and/or  is currently in the process of acquiring, an aggregate of approximately 11,250 acres, as described below under “Land For Production Purposes.” Management expects to continue acquiring land in 2008 and 2009, all of which is intended to be used in the production of organic and/or natural grass fed products.  Management intends to reclaim the land for organic production over a ten-year period, commencing in 2009, as coal is mined and infrastructure is built.  However, with favorable conditions in Eastern Kentucky, as an initial production area, management has commenced land lease discussions with third parties who control tens of thousands of acres.  Leasing of sizeable acreage in the area is expected to markedly accelerate internal production for plans for grass fed beef, dairy products and range fed poultry.  Management anticipates leasing sizeable acreage in 2008, with a goal towards stocking animals by early 2009.

Our principal foodservice business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business or businesses in the foodservice industry primarily and, as a secondary objective, we seek to further our business strategy through the internal growth and development of organic and natural products or brands.  The analysis of new business opportunities (through acquisitions or internal growth) will be undertaken by or under the supervision of our officers and directors and our Scientific Advisory Board. A target business or land acquisition may be dependent upon the development or market acceptance of a single or limited number of products, processes or services.  Initial acquisition candidates are being evaluated on the basis of brand identity and relationships with strong regional or national retailers, where their relationships can be leveraged and growth can be accelerated by association with the Company.  As of the date hereof, the Company has no agreements, arrangements or understandings to acquire any business or part of a business.

Management has two alternative business relationships under consideration.  The Company may either acquire a business, as set forth above, or attempt to recruit companies to increase their production by marketing their products in a large geographic area under our “Choice Organic Family” TM.  Management has identified over 300 small operators who produce branded products in the Company’s initial focus area; dairy products, grass fed beef and/or ingredients.  Management has selected a priority list of approximately 70 companies that Management will begin to approach in 2008 to market under our organic family.  Management has commenced the process of signing non-disclosure agreements so that detailed information can be shared for evaluation and negotiation purposes. Management’s goal is to enlist its first “Family Associate” member in late 2008 or early 2009 and offer such organic branded products to the public then.  Management anticipates having several successful brands available for marketing under the “Choice Organic Family” TM by the end of 2009.

In addition, Management has identified a number of suppliers who have expressed a willingness to provide selected products for private label marketing by the Company.  Management expects to commence private labeling activities upon the completion of an acquisition which has experienced food management personnel or when the Company hires an experienced food executive to oversee these activities.  Initial candidates are being approached on behalf of the Company.

We expect our present management to have a continuing managerial role in our Company following a business combination.  We cannot assure you that we will find a suitable business with which to combine, as a result of management's desire to maintain its role following a business combination.

Management plans to continue to operate from home offices for the foreseeable future as most of the Company’s immediate operating activities will be in Kentucky.  The Company does not intend to hire any additional employees at this time, as it expects to use contract service providers, such as the Development Group (as defined below) which management intends to engage simultaneously with its proposed purchase of 1,000 acres in Eastern Kentucky, further described below as the Owsley Transaction.

Management is initiating the Company's plans to become a leading supplier and distributor of organic and nature food products in the United States with its recent land acquisitions (as described below).  Management expects to achieve this goal through internal growth and development of a premium brand through its developed operations.  Management also anticipates an acquisition program of local and regional brands and operations, which can be leveraged into expanded market areas.

Potential Business Combination

The Company may attempt to locate and negotiate with a business or business entities primarily in the foodservice industry, for the combination of that target company with the Company or a purchase of assets.  We view the foodservice industry as including a wide spectrum of activities and the Company shall consider acquisitions of the following nature: (1) the acquisition and/or consolidation of smaller acquired distribution companies; or (2) the acquisition and/or roll-up of certain suppliers to the distribution companies including the small purchasers of branded organic products (as described above); (3) the acquisition of a supplier of food products having a direct relationship with the large producers and growers of goods; or (4) the acquisition of a company that evaluates and acquires or develops new technologies to improve food security and to develop faster methods to detect, eliminate, or protect the food chain from adulterated foods and animal feed.

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

Land For Production Purposes

The Company will attempt to generate revenues, through coal development and the drilling of wells for oil and/or natural gas on its owned or leased land, to help finance the Company's plans. However, there can be no assurance the Company will be able to raise the substantial funds needed to commence mining operations, nor enter into agreements with the parties to conduct such operations.

In furtherance of its land acquisition program, the Company received loans of $190,000 in the aggregate, in October and November of 2007 from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, an officer and director of the Company.  Of this amount, $65,000 of principal and interest was repaid prior to December 31, 2007. On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land in Kentucky.  The Company plans to harvest limited timber as it prepares the land for organic certification and farming.  Total closing costs were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.

On January 8, 2008, the Company entered into an Agreement to Assign Real Estate Purchase Option (the “Owsley Option Agreement”) to acquire approximately 1,000 acres of land in Eastern Kentucky for $1 million (the “Owsley Transaction”).  The Owsley Option Agreement simultaneously provides for the Company to enter into a coal development agreement with an experienced energy and timber development group, AMS Development, LLC (the “Development Group”).  The Development Group will provide the engineering, consulting and administrative services necessary to develop the property, apply for appropriate licenses and permits, contract for coal mining operations to recover any mineable and merchantable coal, as well as commence the reclamation process.  The Development Group anticipates mining activities to commence in calendar year 2008, provided the Owsley Transaction is completed, of which there can be no assurance.

In connection with the Owsley Option Agreement, the Company has paid an initial deposit of $100,000 which will go towards obtaining permits and preparing reclamation plans, and will pay the Development Group an additional $400,000 plus fifty (50%) percent of the coal royalty revenues.  The $400,000 is to be paid by the Company’s issuance of 200,000 restricted shares of its common stock, subject to a lock up/leak out agreement.  As of June 30, 2008, the entire initial deposit of $100,000 has been released from escrow, including $13,000 towards obtaining a coal mining permit application.  The Company paid an additional $10,000 on June 13, 2008 to extend the Owsley Option Agreement through August 15, 2008.

On May 20, 2008, the Company completed the acquisition of a fifty (50%) percent equity ownership interest in Buckhorn Resources, LLC, a  Kentucky limited liability company (“Buckhorn”), pursuant to that certain Property Agreement, dated March 27, 2008, between the Company and Billy David Altizer, Pat E. Mitchell, Howard Prevette, William Dale Harris (collectively, the “Sellers”) and Buckhorn, which appears as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2008 (the “Buckhorn Transaction”).  Other than in respect to this transaction, the Company did not have any material relationship with the parties to the Property Agreement.

Buckhorn owns approximately 10,000 acres of land in Eastern Kentucky, including all rights to coal on the property, except for a $.30 per ton coal right retained by an unaffiliated third party who is the former owner of the property (EK, as described below).  CSI can use the surface rights on the first 5,200 acres, for which a higher value use has not been identified, at no additional charge for its proposed grass fed grazing/organic farming operations.  As additional acres are available for organic use by CSI and CSI shall have the right of first refusal on any offer made for agricultural use of the surface acres, unless or until a higher value use is determined.

The total consideration for this acquisition was $4,200,000, consisting of: (i) $2,100,000 in cash or installment payments, whereby $550,000 was paid by the Company in cash at the closing and $1,550,000 remains payable by the Company in installments over the next twelve months (a total of $600,000 of the cash consideration component will be used to fund development activities on the property such as title work, vigorous defense and prosecution of lawsuits, and obtaining coal-mining permits); and (ii) an aggregate of 1,093,750 shares of the Company’s restricted common stock, valued at $1.92 per share, or $2,100,000 in the aggregate.  The shares are subject to a lock-up/leak-out agreement permitting aggregate weekly sales of up to 21,034 shares commencing on April 1, 2009. CSI will guarantee payment of the $2,100,000 value of the shares as long as the shares are sold in accordance with the terms of the lock-up.  Any proceeds from the sale of such common stock in excess of $4.80 per share (the “Surplus” as defined in the Property Agreement) shall be paid to CSI.

Effective March 31, 2008, the Company entered into an Option Oil, Gas and Mineral Agreement (the “EK Option Agreement”) with Eastern Kentucky Land Corporation, a Kentucky corporation (“EK”), which provides that the Company shall have until October 1, 2008 (the “Option Period”) to close the Oil, Gas and Mineral Agreement  (the “Rights Agreement”), attached as Exhibit A to the EK Option Agreement, as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2008.

Under the Rights Agreement, the Company shall acquire all right, title and interest in the oil, gas and other minerals, except for the $0.30 per ton coal rights retained by EK (the “Rights”), on that certain property (the “Property”) owned by Buckhorn, as described above.   The total consideration under the Rights Agreement consists of: (i) payment of $200,000 in cash at the closing; and (ii) $800,000 through the issuance of 415,584 shares of unregistered common stock of the Company at closing (the “Shares”), at a price of $1.925 per share, which value is guaranteed provided such shares are sold in accordance with a lock-up/lock-out agreement that allows EK to sell 7,992 shares per week, subject to an available exemption from registration or registration of the shares. For shares sold at a price greater than $4.81 per share, EK shall pay the Company the surplus. The EK Option Agreement extended the time to close on the Rights Agreement to allow for the Company’s performance of due diligence activities in connection therewith, while allowing the Company to retain the agreed upon financial and other terms existing under the Rights Agreement.  However, the Company may exercise the option to close the Rights Agreement at any time during the six month Option Period.

Under the EK Option Agreement, the Company paid EK $20,000 on April 8, 2008 and paid an additional $10,000 total as of June 30 2008, and may continue to make payments of $5,000 on the first day of each succeeding month during the Option Period.  As of June 30, 2008, there remains three monthly payments due on the first day of July, August, and September, respectively, in accordance with the Option Period, which expires on October 1, 2008.  All monies that are paid by the Company to EK during the Option Period shall be credited against the $200,000 due at the closing of the Rights Agreement.  In the event the Company terminates the Option Agreement and the Rights Agreement, EK shall retain all monies owed and paid by the Company under the Option Agreement through the date of the termination.

As of July 1, 2008, the Company acquired all of the capital stock of Vector Energy Services, Inc. (“Vector”), a Delaware corporation without any significant assets, from its Chief Financial Officer, John C. Francis.  The Company intends to conduct its energy resource business through Vector as its wholly owned  subsidiary.  In connection therewith, CSI intends to transfer certain energy-related assets to Vector in the future.  References to CSI in this report do not take into account any future transfer of assets to Vector.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. The Company has had no revenues and has generated losses from operations.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include investing in all types of business related to the food services industry.  Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, or financing from the exercise of warrants, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for Management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Material Changes in Results of Operations For the Six Month Period Ended June 30, 2008 As Compared to the Period From Inception (January 26, 2007) through June 30, 2007.

Revenues. We did not have any revenues during the period ended June 30, 2008, representing no change from the corresponding period from inception (January 26, 2007) through June 30, 2007.  We expect that our initial revenues will be derived from coal royalties or other energy revenues from our land acquisitions prior to their being reclaimed for organic farming.

Operating expenses. Total general and administrative expenses for the first half of 2008 were $95,551, compared to $40,188 for the comparable period of 2007 beginning from inception (January 26, 2007) through June 30, 2007.  The increase in 2008 was due primarily to legal and accounting fees, expenses incurred in connection with land acquisitions and other corporate acquisitions (including the Buckhorn Transaction), filing our “Super 8-K” to indicate our ceasing to be a shell company, as defined in Rule 12b-2 of the Exchange Act, as well as the filing of our registration statement on Form S-1.

Net loss. Net loss was $95,485 for the six months ended June 30, 2008, as compared to $40,188 for the period from inception (January 26, 2007) through June 30, 2007, reflecting the impact of costs incurred relating to compliance, professional fees, as well as land acquisitions and the corporate acquisitions, as described above.  The Company had a net loss of $272,002, for the period from inception (January 26, 2007) through June 30, 2008.

Material Changes in Results of Operations For the Three Month Period Ended June 30, 2008 As Compared to the Three Month Period Ended June 30, 2007.

Revenues. We did not have any revenues during the three month period ended June 30, 2008 representing no change from the corresponding three month period ended June 30, 2007.

Operating expenses. Total general and administrative expenses for the second quarter of 2008 were $67,590, compared to $17,743 for the comparable period in 2007. The increase in expenses in the second quarter of 2008 was due primarily to the expenses incurred in connection with land acquisitions and other corporate acquisitions (including the Buckhorn Transaction), the filing our “Super 8-K” to indicate that we ceased to be a “shell company”, as defined in Rule 12b-2 of the Exchange Act, as well as the filing of our registration statement on Form S-1.

Net loss. Net loss was $67,524 for the three months ended June 30, 2008, as compared to $17,743 for the three months ended June 30, 2007, reflecting the impact of costs incurred relating to professional fees, as well as land acquisitions and corporate acquisitions.

Material Changes in Financial Condition, Liquidity and Capital Resources as of June 30, 2008.

Liquidity and Capital Resources

The Company has a limited commercial operating history and does not have any revenues or earnings from operations to date.  On February 5, 2008, the Company’s Board of Directors authorized the temporary reduction of the warrant exercise price for the Class A, B and C Warrants (individually or collectively, the “Warrants”) from $3.00, $6.00 and $12.00 per share, respectively, to $1.00 per share in each case for the period commencing February 6, 2008 through April 30, 2008 (the “Second Warrant Reduction”),  as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2008.  The purpose of the Second Warrant Reduction was to provide the Company with additional capital to close pending acquisitions and negotiate additional transactions.  In connection with the Second Warrant Reduction, during the three months ended June 30, 2008 the Company received $1,662,400, through the issuance of 1,662,400 shares of its common stock as a result of the exercise of 102,400 Class A Warrants, 780,000 Class B Warrants and 780,000 Class C Warrants at $1.00 per share.  The total exercise price of $1,662,400 was paid to the Company as follows: (i) $389,400 through a combination of cash ($367,400) from the payment of promissory notes issued to the Company in connection with prior warrant exercises, debt reduction ($2,000) and services ($20,000); and (ii) $1,273,000 in the form of promissory notes payable to the Company by four non-affiliated parties, which notes are due and payable on or before August 15, 2008, unless extended by the Company.

The Company had cash of $147,969 and working capital deficit of $886,401 as of June 30, 2008 as compared with a working capital deficit of $57,250 at December 31, 2007.  The decrease in working capital reflects the significant increase in notes payables from $125,000 as of December 31, 2007 to $1,059,000 as of June 30, 2008, mainly in connection with the Buckhorn Transaction.  In addition, working capital was affected by the increase in accounts payable from $10,732 at December 31, 2007 to $16,139 at June 30, 2008.

Net cash used by operating activities was $110,913 for the six months ended June 30, 2008 (the “2008 Period”), which was attributable to a net loss of $95,485 and an increase in prepaid expenses of $40,769, which amount was offset, in part, by $20,000 which was expensed as a result of the issuance of common stock and warrants for services provided.  For the period from inception on January 26, 2007 through June 30, 2007 (the “2007 Period”) net cash used by operating activities was $39,938, resulting from a net loss of $40,188.

Net cash was used in investing activities for the 2008 Period was $640,000 primarily used in connection with land acquisitions and corporate acquisitions including the Buckhorn Transaction, extension payments under the EK Option Agreement, and deposits paid in connection with the Owsley Transaction (including extensions thereof), among other things.  For the 2007 Period, the Company had no investing activities.

Net cash provided by financing activities was $820,400 for the 2008 Period, consisting mainly of an aggregate of $863,400 in proceeds from Common Stock issued, offset, in part, by an aggregate of $66,000 of loans payable.  For the 2007 Period, the Company received $59,000 in proceeds for the issuance of common stock.

As a result of the foregoing, the Company had a net increase in cash of $69,487 for the 2008 Period, as compared with an increase of $19,062 during the 2007 Period.

The Company has limited financial resources and, prior to its first land acquisition in November 2007, its activity had been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates.  The Company’s future liquidity and cash requirements will depend on a wide range of factors including the acquisition of operating businesses and/or revenues derived from the development of energy reserves on land acquired for organic farming and other properties owned or acquired by the Company. We will, in all likelihood, sustain operating losses in the near term, as well as incur a net operating loss that will increase continuously, pending the consummation of such a business combination or commencement of royalty revenues from the Company’s energy-related operations.  There is no assurance that we can identify such a business opportunity or opportunities and consummate such a business combination, or otherwise develop sufficient royalty revenues to operate profitability.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Company, as a smaller reporting company, is not required to provide the information required by this item pursuant to Item 305 of Regulation S-K.

Item 4T.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this quarterly report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s post-effective amendment No. 1 to its initial registration statement on Form SB-2, filed with the SEC on January 25, 2008 and declared effective on February 1, 2008 (file No. 333-142105) (the “Registration Statement”), 780,000 shares of common stock which were sold to investors in a February 2007 private placement offering and 2,340,000 shares issuable upon exercise of warrants issued to investors in the February 2007 private placement, or an aggregate of 3,120,000 shares of common stock, were registered.  The offering for re-sale of the securities registered under the Company’s initial registration statement commenced on or about June 25, 2007 and such offering has not been terminated.  During the three months ended June 30, 2008, in connection with the issuance of 1,662,400 shares of the Company’s common stock through the exercise of 102,400 Class A Warrants, 780,000 Class B Warrants and 780,000 Class C Warrants at $1.00 per share, the Company received payment of the aggregate exercise price of $1,662,400 as follows: (i) $389,400 through a combination of cash ($367,400) from the payment of promissory notes issued to the Company in connection with prior warrant exercises, debt reduction ($2,000) and services ($20,000); and (ii) $1,273,000 in the form of promissory notes payable to the Company by four non-affiliated parties, which notes are due and payable on or before August 15, 2008, unless extended by the Company.  The $367,400 in cash proceeds received during the three months ended June 30, 2008 were used by the Company for general working capital purposes.

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2008.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

10.1	Extension of Real Estate Option to Purchase Agreement, dated June 13, 2008, between Company and Larry Bruce Herald(1)
*10.2	Stock Purchase Agreement, dated July 1, 2008, by and among the Company, Vector Energy Services, Inc., and John C. Francis.
*31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)  Incorporated by reference from the Company's Current Report on Form 8-K/A, filed with the Commission on June 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2008	Consolidation Services, Inc.
	By:	/s/ Johnny R. Thomas
Johnny R. Thomas, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and Chief Financial Officer (Principal Financial Officer)

Consolidation Services, Inc.

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2008

EXHIBIT INDEX

Exhibit Number	Description

10.2	Stock Purchase Agreement, dated July 1, 2008, by and among the Company, Vector Energy Services, Inc., and John C. Francis.
31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.