Form 10-Q
period 2008-09-30
Consolidation Services inc
filed 2008-11-14
CIK 1392960

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number: 333-150175

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
 Yes: [   ]     No: [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 15,093,970 shares of the registrant’s common stock, par value $.001 per share, outstanding as of November 13, 2008 and no other classes of common stock.

Consolidation Services, Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2008

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Condensed Statement of Operations for the three months ended September 30, 2008, and the three months ended September 30, 2007, for the nine months ended September 30, 2008, for the period from Inception on January 26, 2007, through September 30, 2007, and for the period from Inception on January 26, 2007 through September 30, 2008 (Unaudited)	5

Condensed Statements of Stockholders' Equity (Deficit) for the period from Inception on January 26, 2007 through September 30, 2008 (Unaudited)	6

Condensed Statements of Cash Flow for the nine months ended September 30, 2008, the period from Inception on January 26, 2007 through September 30, 2007, and the period from Inception on January 26, 2007 through September 30, 2008 (Unaudited)	7

Notes to Condensed Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

SIGNATURES	26

EXHIBIT INDEX	27

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$135,524	$78,482
Prepaid expenses	-	-

Total Current Assets	135,524	78,482

PROPERTY AND EQUIPMENT, NET	6,840,178	189,469

TOTAL ASSETS	$6,975,702	$267,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$194,322	$10,732
Notes payable-related parties	736,155	-
Notes payable	1,536,468	125,000

Total Current Liabilities	2,466,945	135,732

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares
authorized at $0.001 par value, 15,093,970 and 10,980,236
shares issued and outstanding, respectively	15,094	10,980
Additional paid-in capital	5,658,746	297,756
Non controlling interest	562,929	-
Stock subscription receivable	(1,218,000)	-
Deficit accumulated during the development stage	(510,012)	(176,517)

Total Stockholders' Equity	4,508,757	132,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,975,702	$267,951

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the	For the	For the	From Inception	From Inception
	Three Months	Three Months	Nine Months	on January 26,	on January 26,
	Ended	Ended	Ended	2007 Through	2007 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	223,599	109,546	316,154	149,734	492,671

Total Expenses	223,599	109,546	316,154	149,734	492,671

LOSS FROM OPERATIONS	(223,599)	(109,546)	(316,154)	(149,734)	(492,671)

OTHER INCOME (EXPENSE)

Interest expense	(15,712)	-	(18,708)	-	(18,708)
Non controlling interest	1,301	-	1,367	-	1,367

TOTAL OTHER INCOME (EXPENSE)	(14,411)	-	(17,341)	-	(17,341)

LOSS BEFORE INCOME TAXES	(238,010)	(109,546)	(333,495)	(149,734)	(510,012)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(238,010)	$(109,546)	$(333,495)	$(149,734)	$(510,012)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	14,673,678	10,345,000	13,528,697	10,230,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)
						Deficit
						Accumulated
			Additional	Stock	Non	During the	Total
	Common Stock		Paid-In	Subscription	Controlling	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Stage	Equity

Balance, January 26, 2007	-	$-	$-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	9,000,000	9,000	-	-	-	-	9,000

Shares issued for cash
at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000

Shares issued for services
at $0.10 per share	815,000	815	80,685	-	-	-	81,500

Fair value of common stock
warrants granted	-	-	3,000	-	-	-	3,000

Common stock warrants
exercised at $1.00
per share	160,600	160	160,440	-	-	-	160,600

Common stock warrants
exercised for expenses paid
at $1.00 per share	4,636	5	4,631	-	-	-	4,636

Net loss from inception
through December 31, 2007	-	-	-	-	-	(176,517)	(176,517)

Balance, December 31, 2007	10,980,236	10,980	297,756	-	-	(176,517)	132,219

Common stock warrants
exercised at $1.00
per share	2,179,400	2,180	2,177,220	(1,218,000)	-	-	961,400

Common stock issued for properties
at $1.94 per share	1,934,334	1,934	3,183,770	-	564,296	-	3,750,000

Net loss for the nine months
ended September 30, 2008	-	-	-	-	(1,367)	(333,495)	(334,862)

Balance, September 30, 2008	15,093,970	$15,094	$5,658,746	$(1,218,000)	$562,929	$(510,012)	$4,508,757

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
		From Inception	From Inception
	For The Nine	on January 26,	on January 26,
	Months Ended	2007 Through	2007 Through
	September 30,	September 30,	September 30,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss	$(333,495)	$(149,734)	$(510,012)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock and warrants issued for services	20,000	72,000	104,500
Common stock issued for expenses paid	-	-	4,636
Non controlling interest in subsidiary loss	(1,367)	-	(1,367)
Changes in operating assets and liabilities:
Change in prepaid expenses	-	-	-
Change in accounts payable and accrued expenses	183,590	23,669	194,322

Net Cash Used by
Operating Activities	(131,272)	(54,065)	(207,921)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,050,709)	-	(2,240,178)

Net Cash Used by
Investing Activities	(2,050,709)	-	(2,240,178)

FINANCING ACTIVITIES
Repayment of loans payable	(105,532)	-	(170,532)
Proceeds from loans payable	1,383,155	-	1,573,155
Proceeds from common stock issued	961,400	59,000	1,181,000

Net Cash Used by
Financing Activities	2,239,023	59,000	2,583,623

NET INCREASE IN CASH	57,042	4,935	135,524

CASH AT BEGINNING OF PERIOD	78,482	-	-

CASH AT END OF PERIOD	$135,524	$4,935	$135,524

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,653	$-	$3,393
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Properties purchased for common stock	$3,750,000	$-	$3,750,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - EQUITY TRANSACTIONS

During the nine months ended September 30, 2008, the Company issued 1,662,400 shares of its common stock through the exercise of 102,400 Class A Warrants, 780,000 Class B Warrants and 780,000 Class C Warrants at $1.00 per share. The Company received a total of $961,400 through a combination of cash ($918,400), debt reduction ($23,000) and services ($20,000). The balance of $1,218,000 consists of promissory notes payable to the Company by four non-affiliated parties. The promissory notes were due and payable on or before August 15, 2008 and have been extended to December 15, 2008.

NOTE 4 - SIGNIFICANT EVENTS

In January 2008, the Company purchased an option to acquire approximately 1,000 acres of land in Eastern Kentucky for $1 million (the “Owsley Transaction”). The option

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

agreement (the “Owsley Option Agreement”) simultaneously provides for the Company to enter into a coal development agreement (the “Development Agreement”) with AMS Development, LLC (AMS).  In connection with the Owsley Option Agreement, the Company has paid an initial deposit of $100,000 towards obtaining permits and preparing reclamation plans.  The Company paid an additional $10,000 on June 13, 2008, to extend the Owsley Option Agreement through August 15, 2008.

On August 25, 2008, the Company exercised its option to purchase the land in Owsley County, Kentucky and completed such acquisition for a purchase price of $1,000,000 pursuant to the Real Estate Sale and Purchase Agreement, dated January 8, 2008 (the “Owsley Purchase Agreement”).  The purchase price regarding the Owsley Property was paid to Larry Bruce Herald as follows: (i) $500,000 in cash at the closing; and (ii) $500,000 pursuant to a promissory note made as of the closing date and due October 15, 2008, on a non-interest bearing basis (the “Note”) and mortgage of even date on the Owsley Property to secure payment under the Note (the “Mortgage”).  The cash funds used to purchase the Owsley Property have been provided from Johnny R. Thomas, the Company’s CEO, who loaned the Company $513,655 for the closing pursuant to a separate promissory note which is payable upon demand, with interest at 6% per annum.

On August 26, 2008, the Company entered into the Development Agreement and as consideration AMS received: (1) $100,000 in cash, which amount was placed in escrow at the time the parties entered into the Owsley Option Assignment and has since been released from escrow; (2) assignment by the Company to AMS of 50% of the coal royalty rights with respect to the Owsley Property; and (3) $400,000 through the issuance of 200,000 shares of the Company’s restricted common stock, par value $.001 per share valued at $2.00 per share, which are subject to lock up/leak out terms, whereby the Company shall guarantee the $400,000 value of the shares, provided the stockholders, acting collectively, sell an aggregate amount of 4,000 Shares per week commencing on October 27, 2008, the date the registration statement was declared effective by the SEC, and ending fifty (50) weeks later.

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

The purchase price is $4,200,000 consisting of: (i) $2,100,000 in cash or installment payments, whereby $550,000 was paid in cash by the Company at closing, and $1,550,000 remains payable by the Company in installments over the next twelve months; and (ii) $2,100,000 in stock consisting of 1,093,750 restricted shares of the Company’s common stock, valued at $1.92 per share.  The shares are subject to a lock-up/leak-out agreement permitting aggregate weekly sales of shares commencing April 1, 2009. The Company will guarantee payment of the $2,100,000 value of the shares, as long as the shares are sold in accordance with the terms of the lock-up. Any proceeds from the sale of the shares in excess of $4.80 per share shall be paid to the Company. A total of $600,000 of the $1,550,000 of the cash consideration component will be used to fund development activities on the property.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

In March 2008, the Company entered into an Option Oil, Gas and Mineral Agreement with Eastern Kentucky Land Corporation (the “EK Option Agreement”), which provides that the Company had until October 1, 2008 to close the Oil, Gas and Mineral Agreement (the Rights Agreement). Under the Rights Agreement, the Company shall acquire all right, title and interest in the oil, gas and other minerals, except for a $0.30 per ton coal rights retained by Eastern Kentucky Land Corporation on that property owned by Buckhorn and the Company, as described above.

On September 22, 2008, the Company closed the Rights Agreement between the Company and Eastern Kentucky Land Corporation.  The total consideration paid by the Company under the Rights Agreement was $1,000,000, in the aggregate, consisting of: (i) $200,000 in cash, and (ii) $800,000 through the issuance of 415,584 restricted shares of common stock of the Company at closing, valued at a price of $1.925 per share, which $800,000 value is guaranteed, provided such shares are sold in accordance with lock-up/leak-out provisions in the Rights Agreement.  The lock-up provisions permit the designees of EK that received such shares (the “Stockholders”) to sell 7,992 shares per week, in the aggregate, for the period from April 1, 2009 through March 31, 2010, subject to there being an available exemption from registration or the shares being registered.  Any shares not sold in accordance with the weekly quota will not be eligible for sale until after the lock-up period expires.  In the event the Stockholders sell more shares than are permitted at any time during the lock up period, the guarantee shall be null and void for all future sales of shares.  Conversely, in the event the Stockholders sell the shares at a price greater than $4.81 per share, EK shall pay the Company any surplus in the same manner as the deficit payment under the guarantee.

The Company had extended the option to close the Rights Agreement pursuant to the terms of the EK Option Agreement, by paying EK $20,000 on or about April 8, 2008 and making additional monthly extension payments of $30,000, in the aggregate, through the closing date.  The $50,000 in total extension payments were credited against the $200,000 due at the closing of the Rights Agreement, leaving a balance of $150,000 which was paid at closing. Johnny R. Thomas loaned the Company $150,000 pursuant to a promissory note, dated as of September 22, 2008, with interest at 6% per annum, which is payable upon demand subject to availability of funds, in order to pay the $150,000 cash component of the purchase price of the Rights Agreement.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

As of July 1, 2008, the Company acquired all of the capital stock of Vector Energy Services, Inc. (“Vector”), a Delaware corporation without any significant assets, from its Chief Financial Officer, John C. Francis for nominal consideration of ten dollars.  The Company has two divergent business sectors, food and energy, and intends to conduct its proposed oil and gas business primarily through Vector as a wholly-owned  subsidiary and intends to conduct its proposed coal business primarily through a yet to be formed affiliated entity.  Management believes that the separation of the Company’s assets into separate legal entities will better enable the Company to seek funding from different sources specializing in different industries.  In connection therewith, management anticipates transferring all or a portion of prospective oil or gas contracts (including the potential cashflows therefrom) into Vector and transferring all or a portion of prospective coal rights or contracts to a yet to be formed entity that will be affiliated with the Company.  However, the terms, assets and timetables of any asset transfer have not been negotiated and depend on further discussions with funding sources.

On September 11, 2008, the Company entered into an agreement having an effective date of June 19, 2008 to purchase a fifty percent (50%) ownership interest in LeeCo from the two original members of LeeCo (the “Initial Owners”).  The LeeCo Agreement also provides for the Company’s acquisition of all current and future oil/natural gas rights owned or obtained by LeeCo, which development rights shall be transferred to the Company either through assignment from LeeCo to the Company or preferably directly by contract with the owner of subject properties, subject to a 1% interest which shall be retained equally between the Initial Owners.  This royalty shall be payable on the oil/natural gas leases obtained on properties signed by LeeCo and transferred to the Company.  Under the LeeCo Agreement, the Company has the sole responsibility and authority to make all oil/natural gas decisions with respect to such current and future rights.

On September 16, 2008, the Company closed on the LeeCo Agreement.  In consideration for entering into the LeeCo Agreement, the Company paid an aggregate purchase price of $500,000 as follows: (i) $50,000 in cash, which cash funds were paid in equal payments of $25,000 to each of the Initial Owners at closing and were provided by Johnny R. Thomas, the Company’s CEO; and (ii) $450,000 through the issuance of 225,000 shares of restricted common stock valued at $2.00 per share, based on the fair market value of the Company’s shares on the effective date of the LeeCo Agreement.  The shares shall be sold in accordance with the lock-up provisions in the LeeCo Agreement, which permits the Initial Owners to sell 4,327 shares per week for the period from January 1, 2009 through December 31, 2009, subject to there being an available exemption from registration or the shares being registered.  Any shares not sold in accordance with the weekly quota will not be eligible for sale until after the lock-up period expires.  The Company shall guarantee the $450,000 value of the shares, provided they are sold in accordance with the terms of the lock-up.  In the event the Initial Owners sell the shares at a price greater than $5.00 per share, the Initial Owners shall pay the Company any surplus in the same manner as the deficit payment under the guarantee, except that the Initial Owners shall remain liable to pay any surplus where the number of shares sold exceeds the amount allowable under the terms of the lock-up.

LeeCo currently leases coal on approximately 650 acres and believes it can obtain additional coal leases and oil/natural gas rights on a substantial amount of acres on its properties.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; the current economic recession  in the United States, as well as the economic conditions affecting the industry in which we operate; our current operating losses; and the competitive environment within the industry in which we compete.  Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC.

General

The Company relied on its initial capitalization from its founders and the February 2007 Private Placement of $50,000 to pay its organizational expenses and audit and legal expenses for its initial registration statement.  Through loans from an affiliated entity and the receipt of approximately $160,600 and $517,000 of proceeds from the exercise of Warrants at a reduced exercise price of $1.00 per share in November and December 2007 and February and March 2008, respectively, we were able to complete our first two land acquisitions, as well as to meet our ongoing reporting and compliance obligations.  During the second quarter ended June 30, 2008, the Company received an additional $367,400 from the payment of promissory notes issued to the Company in connection with prior warrant exercises.  During the third quarter ended September 30, 2008, the Company’s CEO loaned the Company an aggregate of $780,155 to complete three land acquisitions.  The Company intends to raise additional funds from new investors and/or the exercise of outstanding Warrants in order to fund its proposed operations.

The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of organic and natural food companies in the food service industry and remains a development state company.  Until the Company completed the acquisition of a 50% interest of Buckhorn Resources, LLC on May 20, 2008, the Company filed with the SEC under the definition of a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and because the Company did not engage in any business activities that provide cash flow.  The Company filed a “Super 8-K” on June 30, 2008, with current Form 10 information, including audited financial statements of Buckhorn Resources, LLC which were first filed on a Form 8-K on May 27, 2008. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

The Company has acquired or leased an aggregate of approximately 11,900 acres (of which 650 acres are leased through LeeCo Development, LLC, a 50% owned subsidiary of the Company), as described below under “Land For Production Purposes.” Management expects to continue acquiring land in 2008 and 2009, all of which is intended to be used in the production of organic and/or natural grass fed products. In August 2008, the Company commenced removing the timber on its 250 acre tract of land in Eastern Kentucky.  Management intends to reclaim the land for organic production over a ten-year period, commencing in 2009, as coal is mined assuming it can be extracted in economically feasible quantities, if at all, and infrastructure is built.  However, with favorable conditions in Eastern Kentucky, as an initial production area, management has commenced land lease discussions with third parties who control tens of thousands of acres.  Leasing of sizeable acreage in the area is expected to markedly accelerate internal production for plans for grass fed beef, dairy products and range fed poultry.  Management anticipates leasing sizeable acreage in 2008, with a goal towards stocking animals by early 2009.

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

Management has two alternative business relationships under consideration.  The Company may either acquire a business, as set forth above, or attempt to recruit companies to increase their production by marketing their products in a large geographic area under our proposed “Choice Organic Family” TM, however, there are no products currently under such trademark.  Management has identified over 300 small operators who produce branded products in the Company’s initial focus area; dairy products, grass fed beef and/or ingredients.  Management has selected a priority list of approximately 70 companies that Management will begin to approach in 2008 to market under our organic family.  Management has commenced the process of signing non-disclosure agreements so that detailed information can be shared for evaluation and negotiation purposes. Management’s goal is to enlist its first “Family Associate” member in late 2008 or early 2009 and offer such organic branded products to the public then.  Management anticipates having several successful brands available for marketing under the “Choice Organic Family” TM by the end of 2009.

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

The business combination will normally take the form of a merger, stock-for-stock exchange, stock-for-assets exchange or cash for assets.  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. If the Company cannot effect a non-cash acquisition, the Company may have to raise additional funds from a private offering of its securities under Regulation D or the exercise of its outstanding Warrants.  There is no assurance the Company would obtain any such equity funding or funding from the exercise of Warrants.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

Land For Production Purposes

Management believes that the Company may be able to generate revenues through coal development and the drilling of wells for oil and/or natural gas on its owned or leased land, to help finance the Company’s plans.  Generally speaking, such of the Company’s owned properties (Breathitt, Owsley and Buckhorn) will be utilized for both organic food products and for energy development, however, such uses will occur either on different parts of such parcels of land simultaneously or on the same parcels of land at different times following completion of the reclamation process.  Management anticipates that all of its currently owned properties will have some timber harvested.  However, as of this date, the Company has not commenced mining activities and there can be no assurance that we will be able to locate and extract resources in economically feasible amounts, if at all.

In furtherance of its land acquisition program, the Company received loans of $190,000 in the aggregate, in October and November of 2007 from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, a former officer and director of the Company.  Of this amount, $65,000 of principal and interest was repaid prior to December 31, 2007. On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land in Kentucky.   Total closing costs were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.  In August 2008, the Company commencing removing the timber on its 250 acre tract of land in Breathitt County, Kentucky (the “Breathitt Property”).  This is intended to enable the Company to gain road access to potential drilling sites, as well as begin the preparation of such land for planned organic farming operations.  Currently, the Company does not anticipate engaging in energy related operations on this property.

On August 25, 2008, the Company exercised an option to purchase approximately 1,000 acres of land in Owsley County, Kentucky (the "Owsley Property") pursuant to the Agreement to Assign Real Estate Purchase Option, dated January 8, 2008, between the Company and AMS Development, LLC ("AMS"), whereby AMS assigned and transferred its interest in an option to purchase the Owsley Property from Larry Bruce Herald (the "Owsley Option Assignment"), and the Extension of Real Estate Option to Purchase Agreement, dated June 13, 2008, between the Company and Larry Bruce Herald (the "Owsley Option Extension", collectively with the Owsley Option Assignment shall be referred to as the "Owsley Option Agreements") and completed such acquisition for a purchase price of $1,000,000 pursuant to the Real Estate Sale and Purchase Agreement, dated January 8, 2008 (the "Owsley Purchase. Agreement").

The purchase price regarding the Owsley Property was paid to Larry Bruce Herald, as follows: (i) $500,000 in cash at the Closing; and (ii) $500,000 pursuant to a promissory note made as of the Closing Date and due October 15, 2008, on a non-interest bearing basis (the "Note") and mortgage of even date on the Owsley -Property to-secure payment under the Note (the "Mortgage").  The Note was extended by the parties pursuant to a written agreement dated as of October 15, 2008 whereby the Company paid Larry Bruce Herald $200,000 and agreed to pay $150,000 plus 10% interest on or before January 15, 2009 and the balance of $150,000 plus 10% interest on or before April 15, 2009. Under the terms of the Note, Larry Bruce Herald may accelerate the Note and repossess the Owsley Property upon a "default" which is defined in the Note as the failure to make installment payments. of principal when due, or to fulfill covenants and agreements . therein, or the filing of a petition in bankruptcy by the Company or the involuntary petition in bankruptcy filed against it, or the Company's making of an assignment for the benefit of creditors. In addition, the Company cannot re-borrow or receive advances regarding any amounts repaid under the Note.  The cash funds used to purchase the Owsley Property have been provided from Johnny R. Thomas, the Company's CEO, who loaned the Company $513,655 for the Closing pursuant to a promissory note, with interest at 6% per annum which is payable upon demand, subject to availability of funds.

On August 26, 2008, the Company entered into an agreement with AMS regarding certain engineering, consulting and administrative services that AMS has agreed to provide in connection with the development of the Owsley Property for proposed coal mining activities (the "Development Agreement'). Services under the Development Agreement also include the handling and preparation of all coal permitting applications and information required by applicable regulatory and administrative agencies that oversee coal mining activities, as well as the structuring and handling of the mining and reclamation plans (the "Services") with the goal of commencing mining operations within six months of the date of the Development Agreement using each party’s reasonable best efforts.

As consideration for entering into the Development Agreement, AMS received consideration of: (1) $100,000, which amount was placed in escrow at the time the parties entered into the Owsley Option Assignment and has since been released from escrow; (2) assignment by the Company to AMS of 50% of the coal royalty rights with respect to the Owsley Property, which rights vested as of the Closing, with a mineral deed relating to such rights to be filed promptly thereafter; and (3) $400,000 through the issuance of 200,000 shares of the Company's restricted common stock, par value $.001 per share valued at $2.00 per share which was the ten day market average when the Owsley Option Assignment was negotiated and executed. The Development Group anticipates mining activities to commence in calendar year 2008, with receipt of royalties expected to commence in the first quarter of 2009.

Regarding our Owsley Property (1,000 acres), we expect initial timber removal to commence in the Fall of 2008, and mining to commence during the first quarter of 2009 on about 88 acres. We ultimately expect all acres to be mined commencing with approximately 100 acres, following mining and reclamation, in 2009 and early 2010. Thus, we should be ready to commence organic operations on parts of the Owsley Property by the first quarter of 2010. We expect about an additional 200 acres per year to be ready for organic operations each year after 2009.

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

Buckhorn owns approximately 10,000 acres of land in Eastern Kentucky, including all rights to coal on the property, except for a $.30 per ton coal right retained by an unaffiliated third party who is the former owner of the property (EK, as described below).  Approximately 500 acres remains subject to a lis pendens in connection with the Begley litigation, described under “Business-Legal Proceedings in our Form 10-K.  CSI can use the surface rights on the first 5,200 acres, for which a higher value use has not been identified, at no additional charge for its proposed grass fed grazing/organic farming operations.  As additional acres are available for organic use by CSI and CSI shall have the right of first refusal on any offer made for agricultural use of the surface acres, unless or until a higher value use is determined.

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

We expect to commence timber removal on approximately 500 acres of our Buckhorn Property (10,000 acres) in 2009.  We also expect approximately 1,000 acres to be available for organic operations by end of 2009.  Our goal is to add 1,000-2,000 acres per year to planned cattle operations.

Effective March 31, 2008, the Company entered into an Option Oil, Gas and Mineral Agreement (the “EK Option Agreement”) with Eastern Kentucky Land Corporation, a Kentucky corporation (“EK”), which provided that the Company had until October 1, 2008 (the “Option Period”) to close the Oil, Gas and Mineral Agreement  (the “Rights Agreement”), attached as Exhibit A to the EK Option Agreement, as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2008.

Effective September 22, 2008, the Company closed under the Rights Agreement and acquired all right, title and interest in the oil, gas and other minerals, except for the $0.30 per ton coal rights retained by EK (the “Rights”), on that certain property (the “Property”) owned by Buckhorn, as described above.   The total consideration paid by the Company under the Rights Agreement was $1,000,000 and consisted of: (i) payment of $200,000 in cash at the closing; and (ii) $800,000 through the issuance of 415,584 shares of unregistered common stock of the Company at closing (the “Shares”), at a price of $1.925 per share, which value is guaranteed provided such shares are sold in accordance with a lock-up/lock-out agreement that allows EK to sell 7,992 shares per week, subject to an available exemption from registration or registration of the shares. For shares sold at a price greater than $4.81 per share, EK shall pay the Company the surplus. The EK Option Agreement extended the time to close on the Rights Agreement to allow for the Company’s performance of due diligence activities in connection therewith, while allowing the Company to retain the agreed upon financial and other terms existing under the Rights Agreement.  However, the Company may exercise the option to close the Rights Agreement at any time during the six month Option Period.

Under the EK Option Agreement, the Company paid EK $20,000 on April 8, 2008 and paid an additional $30,000 total as of the closing date, which amounts were credited against the $200,000 cash component under the Rights Agreement, leaving the balance of $150,000 which was paid at closing.  On September 11, 2008, the Company entered into an agreement by and among Billy David Altizer ("Altizer"), Pat E. Mitchell ("Mitchell"), and LeeCo Development LLC, a Kentucky limited liability company (the "LeeCo Agreement"), having an effective date as of June 19, 2008. LeeCo currently leases coal rights from landowners on approximately 650 acres and believes it can obtain additional coal leases and oil/natural gas rights on a substantial amount of additional acres vis-a-vis third party landowners.  The LeeCo Agreement was closed on September 16, 2008, and provided for the purchase of a fifty percent (50%) ownership interest in LeeCo from the two original members of LeeCo (the "Initial Owners"). The LeeCo Agreement also provided for the Company's acquisition of all current and future oil/natural gas rights owned or obtained by LeeCo, which development rights shall be transferred to the Company either through assignment from LeeCo to the Company or preferably directly by contract with the owner of subject properties, subject to a 1 % interest which shall be retained equally between the Initial Owners. This royalty shall be payable on the oil/natural gas leases obtained on properties signed by LeeCo and transferred to the Company. Under the LeeCo Agreement, the Company has the sole responsibility and authority to make all oil/natural gas decisions with respect to such current and future rights.

At the closing on September 16, 2008, the Company paid an aggregate purchase price of $500,000 as follows: (i) $50,000 in cash, which cash funds were paid in equal payments of $25,000 to each of the Initial Owners; and (ii) $450,000 through the issuance of 225,000 shares of restricted common stock valued at $2.00 per share, based on the fair market value of the Company's shares on the effective date of the LeeCo Agreement. The shares shall be sold in accordance with the lock-up provisions in the LeeCo Agreement, which permits the Initial Owners to sell 4,327 shares per week for the period from January 1, 2009 through December 31, 2009, subject to there being an available exemption from registration or the shares being registered. The Company shall guarantee the $450,000 value of the shares, provided they are sold in accordance with the terms of the lock-up and Initial Owners shall pay the Company any surplus in the event the Initial Owners sell the shares at a price greater than $5.00 per share.

Also at the closing, the Company and the Initial Owners deposited $100,000 as a capital contribution to LeeCo in proportion to their respective ownership interests, consisting of $25,000 from each of the Initial Owners and $50,000 from the Company, which capital contribution is to be used for working capital purposes.  The Company also became a manager and a member of LeeCo.  The Company appointed its President and CEO, Johnny R. Thomas, to perform the duties associated with this role until the Company notifies LeeCo of a change by written notice.

As of July 1, 2008, the Company acquired all of the capital stock of Vector Energy Services, Inc. (“Vector”), a Delaware corporation without any significant assets, from its Chief Financial Officer, John C. Francis for nominal consideration of ten ($10) dollars.  The Company has the divergent business sectors food and energy.  The Company intends to conduct its proposed oil and gas business through Vector as a wholly-owned subsidiary with respect to oil and natural gas rights and contracts and through a yet to be formed affiliated entity with respect to coal rights and contracts.  CSI intends to hold the surface rights to the acquired land, while Vector will hold title under a mineral deed to any gas or oil rights and such yet to be formed entity will hold a mineral deed to any coal rights.  References in this report to CSI do not take into account any future transfer of assets to Vector, nor any future transfers of coal rights or contracts into a yet to be formed affiliated entity.

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

Material Changes in Results of Operations For the Nine Month Period Ended September 30, 2008 As Compared to the Period From Inception (January 26, 2007) through September 30, 2008.

Revenues. We did not have any revenues during the period ended September 30, 2008, representing no change from the corresponding period from inception (January 26, 2007) through September 30, 2007.  We expect that our initial revenues will be derived from the sale of timber and coal royalties or other energy revenues from our land acquisitions prior to their being reclaimed for organic farming.

Operating expenses. Total general and administrative expenses for the nine months ended September 30, 2008 were $316,154, compared to $149,734 for the comparable period of 2007 beginning from inception (January 26, 2007) through September 30, 2007.  The increase in 2008 was due primarily to legal and accounting fees, expenses incurred in connection with land acquisitions and other corporate acquisitions (including the Buckhorn Transaction), filing our “Super 8-K” to indicate our ceasing to be a shell company, as defined in Rule 12b-2 of the Exchange Act, as well as the completion of our registration statement on Form S-1.

Net loss. Net loss was $333,495 for the nine months ended September 30, 2008, as compared to $149,734 for the period from inception (January 26, 2007) through September 30, 2007, reflecting the impact of costs incurred relating to compliance, professional fees, as well as land acquisitions and the corporate acquisitions, as described above.  The Company had a net loss of $510,012, for the period from inception (January 26, 2007) through September 30, 2008.

Material Changes in Results of Operations For the Three Month Period Ended September 30, 2008 As Compared to the Three Month Period Ended September 30, 2007.

Revenues. We did not have any revenues during the three month period ended September 30, 2008 representing no change from the corresponding three month period ended September 30, 2007.

Operating expenses. Total general and administrative expenses for the third quarter of 2008 were $223,399, compared to $109,546 for the comparable period in 2007. The increase in expenses in the third quarter of 2008 was due primarily to the expenses incurred in connection with land acquisitions and other corporate acquisitions (including the Buckhorn Transaction), the filing our “Super 8-K” to indicate that we ceased to be a “shell company”, as defined in Rule 12b-2 of the Exchange Act, as well as the completion of our registration statement on Form S-1.

Net loss. Net loss was $238,010 for the three months ended September 30, 2008, as compared to $109,546 for the three months ended September 30, 2007, reflecting the impact of costs incurred relating to professional fees, as well as land acquisitions and corporate acquisitions.

Material Changes in Financial Condition, Liquidity and Capital Resources as of September 30, 2008.

Liquidity and Capital Resources

The Company has a limited commercial operating history and does not have any revenues or earnings from operations to date.  On February 5, 2008, the Company’s Board of Directors authorized the temporary reduction of the warrant exercise price for the Class A, B and C Warrants (individually or collectively, the “Warrants”) from $3.00, $6.00 and $12.00 per share, respectively, to $1.00 per share in each case for the period commencing February 6, 2008 through April 30, 2008 (the “Second Warrant Reduction”),  as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2008.  The purpose of the Second Warrant Reduction was to provide the Company with additional capital to close pending acquisitions and negotiate additional transactions.  In connection with the Second Warrant Reduction, during the three months ended June 30, 2008 the Company received $1,662,400, through the issuance of 1,662,400 shares of its common stock as a result of the exercise of 102,400 Class A Warrants, 780,000 Class B Warrants and 780,000 Class C Warrants at $1.00 per share.  The total exercise price of $1,662,400 was paid to the Company as follows: (i) $961,400 through a combination of cash ($918,400) from the payment of promissory notes issued to the Company in connection with prior warrant exercises, debt reduction ($23,000) and services ($20,000); and (ii) $1,218,000 in the form of promissory notes payable to the Company by four non-affiliated parties, which notes were due and payable on or before August 15, 2008 and the board has determined to allow the extension of payment on such notes to December 15, 2008.

The Company had cash of $135,524 and working capital deficit of $2,331,421 as of September 30, 2008 as compared with a working capital deficit of $57,250 at December 31, 2007.  The decrease in working capital reflects the significant increase in notes payables from $125,000 as of December 31, 2007 to $1,536,468 as of September 30, 2008, and in notes payable to related parties from zero to $736,155 during the same time period mainly in connection with the Buckhorn and Owsley Transactions.  In addition, working capital was affected by the increase in accounts payable from $10,732 at December 31, 2007 to $194,322 at June 30, 2008.

Net cash used by operating activities was $131,272 for the nine months ended September 30, 2008 (the “2008 Period”), which was attributable to a net loss of $333,495, which amount was offset, in part, by $20,000 which was expensed as a result of the issuance of common stock and warrants for services provided.  For the period from inception on January 26, 2007 through September 30, 2007 (the “2007 Period”) net cash used by operating activities was $54,065, resulting from a net loss of $149,734.

Net cash was used in investing activities for the 2008 Period was $2,050,709 primarily used in connection with land acquisitions and corporate acquisitions including the Buckhorn Transaction, extension payments under the EK Option Agreement, with the Owsley Transaction (including extensions thereof) and the LeeCo transaction, among other things.  For the 2007 Period, the Company had no investing activities.

Net cash provided by financing activities was $2,239,023 for the 2008 Period, consisting mainly of an aggregate of $961,400 in proceeds from Common Stock issued, offset, in part, by repurchase of an aggregate of $105,532 of loans payable.  For the 2007 Period, the Company received $59,000 in proceeds for the issuance of common stock.

As a result of the foregoing, the Company had a net increase in cash of $57,042 for the 2008 Period, as compared with an increase of $4,935 during the 2007 Period.

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

Item 4T.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings previously reported by us in our Annual Report on Form 10-K for December 31, 2007.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

All issuances of restricted securities by the Company during the three month period ended September 30, 2008, were previously reported on Forms 8-K.

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

Dated: November 14, 2008	Consolidation Services, Inc.
	By:	/s/ Johnny R. Thomas
Johnny R. Thomas, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and Chief Financial Officer (Principal Financial Officer)

Consolidation Services, Inc.
Quarterly Report on Form 10-Q
 Quarter Ended September 30, 2008

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