Form 10-K
period 2008-12-31
Consolidation Services inc
filed 2009-03-25
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the 14,253,386 shares of common stock of the registrant issued and outstanding as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 8,539,636 shares of common stock held by affiliates of the registrant, was $11,427,500 based on the last sale price of $2.00 on such date.

The number of shares of registrant’s common stock outstanding as of March 20, 2009 was 15,093,970.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

CONSOLIDATION SERVICES, INC.

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

General

Consolidation Services, Inc. (the “Company” or CNSV) was formed on January 26, 2007.  We are engaged in the development of our energy-related assets, primarily the ability to generate revenues from our coal related operations, through the harvesting of our inventory of timber, as well as from our proposed oil and natural gas operations, for which there are no assurances such coal, oil or natural gas resources exist in economically feasible quantities, if at all.  Given the current economy and in view of our obligation to maximize value for our stockholders, our primary business focus has shifted away from our proposed organic and natural food business.  Other than meeting with potential acquisition candidates, business managers and increasing core knowledge in the industry, our plans regarding our proposed organic and natural food business, including acquisitions of local companies or internal growth through using land for production purposes, recruiting “associate” producers and the private labeling of third party producers food products in a larger geographic area under our proposed “Choice Organic Family” TM label, are on hold indefinitely or until such time as management determines it has sufficient revenues and capital resources, or the current economic crisis abates and financing options become available.

At this stage, our activities have been limited to the acquisition of land and entering into energy-related contracts, coal mining development agreements and other development activities in connection with our land, energy, and corporate development.  There can be no assurance at this stage that coal or other energy related assets exist on our properties in economically feasible quantities, if at all, or that such potential assets can be extracted.

As of July 1, 2008, the Company acquired all of the capital stock of Vector Energy Services, Inc. (“Vector”), a Delaware corporation without any significant assets, from its Chief Financial Officer, John Francis, for nominal consideration of ten dollars.  The Company has different potential energy resources, and intends to conduct all or a portion of its proposed oil and gas business primarily through Vector as a wholly-owned subsidiary, its proposed coal business through a yet to be formed affiliated entity, and anticipates placing its organic and natural food related assets into Artisan Organics Inc. (“Artisan”), a yet to be formed Delaware corporation, for the purpose of holding such assets separate and apart for future use.

Management believes that, given the differences within the energy industry, for example, between coal versus oil versus natural gas, separating the Company’s assets into separate legal entities will better enable the Company to seek funding from different sources specializing in such different asset classes.  Separation of the assets also simplifies the ability to collateralize against such assets and limits the wide disparity of attendant liabilities representative of such different asset classes, particularly where potential funding is specific to a given developmental project.  However, the terms, assets and timetables of any asset transfer have not been negotiated and depend on the availability of potential funding sources.  References in this report to CNSV do not take into account any future transfer of assets to Vector, Artisan, or any anticipated transfer of coal rights or contracts to a yet to be formed affiliated entity.

The Company has acquired approximately 11,900 acres of land for the primary purpose of extracting coal, oil and natural gas resources, for which there are no assurances we will be able to extract energy resources from our owned or controlled properties in economically feasible quantities.  As of the date hereof, we have not commenced mining activities and as of December 31, 2008, had nominal revenues of $13,153 resulting from partial timber removal on the Breathitt Property (described below).  The Company has entered into its initial mining development agreements to mine coal and will enter into agreements to drill wells for oil and/or natural gas on some of its acquired land, assuming such energy resources exist for which there are no assurances.  The Company is required to outlay expenses relating to permitting and licensing, however, it expects that the consideration for coal mine operators to enter into leases with the Company will be based on a negotiated percentage of royalty payments attributable to such coal mine operator’s production and that coal mine operators will reimburse the Company for such expense outlays, in addition to covering payment of the reclamation bond required prior to the commencement of coal mining.  The Company (including its applicable subsidiaries) shall hold the surface rights to such land, while it is proposed that Vector will hold title to the gas or oil rights by way of a mineral deed.  Similarly, a yet to be formed entity affiliated with the Company will hold title to any coal rights by a mineral deed.  Based on management’s knowledge of the industry, such mineral deeds can be specific to surface, general for all mineral rights or specific to coal, oil or gas mineral rights.  Management understands this to be common practice amongst landowners in the energy industry from this region.

The Company has nominal revenues and operations, and has incurred losses since inception.  Our auditors have issued a going concern opinion.  See “Report of Independent Registered Public Accounting Firm.”  This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital.  Accordingly, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Debt or equity financing has been unavailable to the Company since the middle of 2008.  The Company is primarily seeking asset based financing from its prospective coal mining activities.  However, there can be no assurance the Company will be able to generate sufficient revenues from its prospective operations.

Marketing and Business Strategy

 The Company has four main priorities regarding the development of its land and energy resources: (1) completion of the coal permitting process on its LeeCo and Owsley Properties, in order that our proposed extraction/production processes vis-a-vis our current and prospective lessees can begin and the Company can begin generating revenues from such proposed activities which are anticipated by March or April of 2009.  However, there can be no assurance that such extraction/production processes will be successful, that we will be able to engage lessess, or that any coal assets that may exist under our properties will be extracted in economically reasonable quantities or result in revenues; (2) entering into leasing arrangements with third parties to provide for the mining of potential energy resources on its various properties; (3) obtaining engineering, reserve, forestry and technical reports for those properties that we do not already have such reports, as necessary, in order to support the existence of minable quality and quantity of oil and natural gas underlying such properties, as well as to support pricing for our timber on up to approximately 11,900 acres of the Company’s property; and (4) harvesting timber from our properties as a source of the Company’s revenues over the next twelve to twenty-four months and to allow for clearing on the properties in connection with our proposed coal, oil and natural gas extraction activities.

The Company is currently in discussions with mine operators and potential lessees regarding its properties, and has entered into a development agreement on its Owsley Property, as discussed below.

Land and Natural Resources

 Eastern Kentucky was initially selected for the Company’s Land Acquisition Program because, in addition to its ability to serve as an organic food production asset, should the Company decide to move forward with its initially planned organic and natural food plans, the properties are believed to have excellent prospects for energy development, specifically natural gas, oil and coal.  The four counties where the Company is initially focused are designated a “Federal Renewal Community” by the U.S. Department of Housing and Urban Development (HUD). Businesses within the area may be eligible for a substantial package of federal tax credits and deductions designed to encourage business investment and the creation of jobs.  Given the Company’s determination to pursue its proposed energy-related business, the extraction of viable energy and natural resources has become the primary objective of the Land Acquisition Program. Under the Land Acquisition Program, the Company has acquired or leased approximately 11,900 acres, as described below.  Management intends to extract coal and other potential energy resources from the land over at least a fifteen year period, commencing in 2009 with the proposed coal mining activities on the Owsley Property.

As of this date, the Company has not commenced mining activities and there can be no assurance that we will be able to extract energy resources in economically feasible amounts, if at all.  Our activities have been limited to the acquisition of land, commencement of the permitting process, and entering into leases or energy-related contracts regarding proposed coal mining development activities in connection with our land, energy and corporate development plans.  In addition, the Company has begun to harvest limited timber on certain of its properties in order to prepare the land for proposed energy-development activities (for which there are no assurances reserves exist or will be extractable in economically feasible quantities, if at all) are expected to take place simultaneously with such timber harvest and land preparation activities and be ongoing on other land that we own, control or lease.  In the event we determine to proceed with our organic and natural food operations, such timber harvesting will provide another benefit, namely, preparing the land for cattle grazing and related organic produce operations.  Our business strategy is to generate revenues from timber harvesting and prospective mining operations to help finance the Company’s strategic objectives.

The Appalachian region has come to be dominated by natural gas utilities, which were interested in drilling shallow wells that did not produce huge amounts of gas, but also did not require much investment or entail much risk. The Appalachian region wells have produced small gas flows for decades. Utilities have come to see their wells as low-risk development wells.  For example, Equitable Resources Inc., a Pittsburgh based gas utility wrote to investors that “management believes virtually all the company’s wells are low-risk development wells.”   Wall Street Journal, October 16, 2006.

Although we view the opportunity to drill what we believe are high probability, low volume wells quickly and at relatively low cost as an ideal complement to the Company’s initially contemplated organic operations, at this stage there are no assurances that natural resources can be extracted in economically feasible amounts, if at all.  The Company believes, based on management’s prior experiences, such wells will generally be less than 3,000 feet deep and have a minimal footprint on the Company’s land.  Management expects the wells to require less than two years of operations to recover all costs. The area where the Company will be developing gas resources has good access to existing pipeline infrastructure. Management expects to use satellite links to gas wells in order to allow real time remote monitoring of gas production.

A small percentage of the shallow wells may produce oil, based on the history of wells drilled in the region.  Coal mining, if any, will be done by third parties and the Company anticipates being paid on a royalty basis.  The Company expects the mining permits, if any, to require the mine operators and/or lessees to build roads and ultimately reclaim the land as dictated by the reclamation plan.

Breathitt Transaction

On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land in Breathitt County, Kentucky (the “Breathitt Property”) from Anna L. Jett, an individual with whom the Company had no affiliation prior to the subject land purchase, for consideration of $175,000, not including other closing costs as more fully described below (the “Breathitt Transaction”).  The transaction involved three deeds, which appeared as exhibits 10.1 through 10.3 to the Company’s Form 10-QSB for the period ended September 30, 2007, filed with the Commission on November 19, 2007.  In addition to the deed transferring the ownership of the approximately 250 acres of land to the Company (the “Land Deed”), Anna Jett also conveyed to the Company her undivided coal, oil, gas and mineral rights to certain tracts of land, including with respect to the property conveyed under the Land Deed, for nominal consideration of ten dollars (the “Mineral Deed”).  Total closing costs were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.  In addition, the Company conveyed to Sitter Drilling LLC a 6.25% interest in oil and gas with respect to the land covered under the Land Deed, for nominal consideration.  Funding for this transaction came from a  loan of $190,000 in the aggregate, from Meadow Lark Holdings LLC, a Nevada limited liability company owned jointly by Johnny Thomas (the Chairman of the Board, Chief Executive Officer and President of the Company) and Helen Thomas (the former Secretary/Treasurer and a former director of the Company). The terms of the loan(s) provide for six percent interest due upon demand, subject to availability of funds. Of this amount, $153,532 of principal and interest was repaid as of December 31, 2008, leaving a balance of $36,368.

In August 2008, the Company commenced limited timber harvesting on the Breathitt Property. The timber operation simultaneously, at no charge, improves road access to the property to potential natural  gas drilling sites.  The Company may also exploit oil, natural gas and/or coal that may exist under its properties, however, we need to do core drilling so we can determine the quality of such natural resources prior to determining whether mining the land would be cost beneficial.

Owsley Transaction

On August 25, 2008, the Company exercised an option to purchase approximately 1,000 acres of land in Owsley County, Kentucky (the “Owsley Property”) for a purchase price of $1,000,000 pursuant to the Owsley Option Assignment between the Company and AMS Development, LLC (“AMS”), whereby AMS assigned and transferred to the Company its interest in an option to purchase the Owsley Property from Larry Bruce Herald.

The purchase price regarding the Owsley Property was paid to Larry Bruce Herald as follows: (i) $500,000 in cash at the closing; and (ii) $500,000 pursuant to the Note and Mortgage of even date on the Owsley Property.  Under the terms of the Note, Larry Bruce Herald may accelerate the Note and repossess the Owsley Property upon a “default”, which is defined in the Note as the failure to make installment payments of principal when due, or to fulfill covenants and agreements therein, or the filing of a petition in bankruptcy by the Company or the involuntary petition in bankruptcy filed against it, or the Company’s making of an assignment for the benefit of creditors.  In addition, the Company cannot re-borrow or receive advances regarding any amounts repaid under the Note.  The cash funds used to purchase the Owsley Property have been provided from Johnny R. Thomas, the Company’s CEO, who loaned the Company $513,655 for the Closing pursuant to a promissory note which is payable upon demand, with interest at 6% per annum.  On October 15, 2008, the Company made a principal reduction payment of $200,000 on the Note and obtained an extension on the Note, leaving a  $300,000 balance accruing at 10% per annum and which is payable in 2009.

The Coal Reserve Report for the Owsley Property, a copy of which has been furnished to the Commission’s Office of the Engineer and which reserve report is further described herein under Item 2 - Properties, revealed that the Owsley Property has an estimated 364,611 tons of “proven” coal reserves and 443,076 tons of probable coal reserves as of October 2008.  The coal mining reclamation efforts are expected to develop good roads to approximately 25 prospective natural gas/oil well drilling sites, ponds and watering sites throughout the property.  The permits to be filed are specific and the reclamation performance is bonded.  In the event the Company determines to proceed with its initial organic and natural food plans following mining of coal reserves, the reclamation process is also anticipated to result in the development of an estimated $1,000,000 in infrastructure on the Owsley Property.

We expect initial timber removal to commence in the first quarter of 2009, and mining is expected to commence during March or April of 2009 on about 88 acres.  We ultimately expect all surface mineable acres on the Owsley Property to be mined over the next five to seven years, commencing with approximately 100 acres in 2009 and early 2010.

Development Agreement

On August 26, 2008, the Company entered into the Development Agreement with AMS regarding certain engineering, consulting and administrative services that AMS has agreed to provide in connection with the development of the Owsley Property for coal mining activities.  Services under the Development Agreement also include the handling and preparation of all coal permitting applications and information required by applicable regulatory and administrative agencies that oversee coal mining activities, as well as the structuring and handling of the mining and reclamation plans with the goal of commencing mining operations within six months of the date of the Development Agreement using each party's reasonable best efforts, assuming energy resources can be extracted in economically feasible quantities, if at all.  Initial coal permit applications for the Owsley Property were filed in November of 2008 with State of Kentucky, Division of Mines in early February 2009.  The initial applications are for surface/auger mining permits, however, management believes, based on its knowledge, that underground mining permits will eventually be obtained.

As consideration for entering into the Development Agreement, AMS received consideration of: (1) $100,000, which amount was placed in escrow at the time the parties entered into the Owsley Option Assignment and has since been released from escrow; (2) assignment by the Company to AMS of 50% of the coal royalty rights with respect to the Owsley Property, which rights vested as of the Closing, with a mineral deed relating to such rights to be filed promptly thereafter; and (3) $400,000 through the issuance of 200,000 shares of the Company’s restricted common stock, par value $.001 per share valued at $2.00 per share which was the ten day market average when the Owsley Option Assignment was negotiated and executed.  The shares are subject to a lock-up/leak-out agreement permitting aggregate weekly sales of up to 4,000 shares per week commencing on October 27, 2008, the date our recent registration statement was declared effective, and ending fifty (50) weeks later, subject to an available exemption from registration or registration of the shares. These shares are not eligible to be re-sold under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) until twelve months after the Company ceased to be a shell company as defined in Rule 12b-2 promulgated under the Exchange Act (which date is July 1, 2009) and in the event the Company decides to file a registration statement providing for the registration of such shares under the Securities Act which is declared effective by the U.S. Securities and Exchange Commission (the “SEC”), any such filing is not anticipated earlier than July 1, 2009.

Buckhorn Transaction

On May 20, 2008, the Company completed the acquisition of a fifty (50%) percent equity ownership interest in Buckhorn Resources, LLC (“Buckhorn”), in an arms-length transaction pursuant to that certain Property Agreement, dated March 27, 2008, between the Company and Billy David Altizer, Pat E. Mitchell, Howard Prevette, William Dale Harris and Buckhorn.  Other than in respect to this transaction and that Billy David Altizer, the managing member of Buckhorn is also the managing member of (i) AMS, referenced in the Owsley Transaction, above; and (ii) A&L Surveying and Engineering, LLC (as disclosed in the section titled “Management - Certain Relationships and Related Transactions”), among other entities, the Company did not have any prior material relationship with the parties to the Property Agreement.  The Buckhorn Transaction caused the Company to cease to be a “shell company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Buckhorn owns approximately 10,000 acres of land in Perry and Leslie Counties in eastern Kentucky (the “Buckhorn Property”), including all rights to coal on the property, except for a $.30 per ton coal right retained by an unaffiliated third party and former owner of the property (see the section "EK Transaction" below).

As disclosed under “Legal Proceedings” below, Begley Properties, LLC (hereinafter, “Begley”) filed an action against Buckhorn in the Leslie Circuit Court on September 29, 2005, to quiet title to certain parcels of property of approximately 500 acres owned by Buckhorn that are located in Leslie and Perry Counties in Kentucky.  Buckhorn is contesting Begley’s claim and disputes the facts as conveyed by Begley.  However, due to the nature of litigation, the outcome of this matter is impossible to determine at this time.

The total consideration for the Buckhorn acquisition was $4,200,000, consisting of: (i) $2,100,000 in cash or installment payments, whereby $550,000 was paid by the Company in cash at the closing and $1,550,000 remains payable by the Company in installments within twelve months of the closing (which amount consisted of a $1,000,000 unsecured promissory note and $550,000 in remaining capital contributions out of a total of $600,000 ($50,000 of which was paid at closing) for the purpose of funding certain development activities on the Buckhorn Property, such as obtaining coal-mining permits, and for working capital requirements); and (ii) an aggregate of 1,093,750 shares of the Company’s restricted common stock, valued at $1.92 per share, or $2,100,000 in the aggregate.  CNSV will guarantee payment of the $2,100,000 value of the shares as long as the shares are sold in accordance with the terms of the lock-up.  Any proceeds from the sale of such common stock in excess of $4.80 per share (the “Surplus” as defined in the Property Agreement) shall be paid to CNSV.  The shares are subject to a lock-up/leak-out agreement permitting aggregate weekly sales of up to 21,034 shares from April 1, 2009 through April 1, 2010, subject to an available exemption from registration or registration of the shares. These shares are not eligible to be re-sold under Rule 144 promulgated under the Securities Act until July 1, 2009.

Management retained a forestry expert to inventory timber on approximately 1,100 acres to enable management to commence harvesting timber when appropriate taking into consideration timber prices, cash flow needs, accessibility and other issues.  If the Company is successful in its efforts, of which there is no assurance, the removal of timber as indicated would provide additional revenues and working capital.  Over the course of 2009 and 2010, the Company plans regarding the Buckhorn Property include: timber removal, filing coal permit application(s), finding potential locations for drilling sites for oil and natural gas wells and the development of potential oil and natural gas wells, for which there are no assurances such oil and gas resources exist in economically feasible or marketable quantities or qualities.

The Company retained a mineral resources expert firm to prepare a natural gas reserve report on the Buckhorn Property pursuant to SEC guidelines.  Management is using the report, which was completed on February 9, 2009, to develop a strategy for funding the development of potential gas resources that may exist on or under the Buckhorn Property, for which there are no assurances such resources exist in economically feasible or marketable quantities or qualities.

EK Transaction

On March 31, 2008, the Company entered into an Option Agreement with Eastern Kentucky Land Corporation (“EK”), which provided for the Company’s option to close the Rights Agreement until October 1, 2008 (the “EK Option Agreement”, collectively the transactions contemplated by the EK Option Agreement and the Rights Agreement (defined below) shall be referred to as the “EK Transaction”).  The EK Option Agreement extended the time to close on the Rights Agreement to allow for the Company’s performance of due diligence activities in connection therewith, while allowing the Company to retain the agreed upon financial and other terms existing under the Rights Agreement.

Effective September 22, 2008, the Company closed the Rights Agreement (the “Rights Agreement”), whereby the Company acquired all right, title and interest in the oil, gas and other minerals (for which there is no assurance such resources exist in economically feasible quantities, if at all) on the Buckhorn Property, as described above, excluding the $0.30 per ton coal rights retained by EK when it sold the Buckhorn Property. The total consideration paid by the Company under the Rights Agreement was $1,000,000, and consisted of: (i) payment of $200,000 in cash at the closing; and (ii) $800,000 through the issuance of 415,584 shares of unregistered common stock of the Company at closing, at a price of $1.925 per share, which value is guaranteed provided such shares are sold in accordance with certain lock-up/lock-out terms.  For shares sold at a price greater than $4.81 per share, EK shall pay the Company the surplus.  The lock-up terms allow EK to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or registration of the shares.  These shares are not eligible to be re-sold under Rule 144 promulgated under the Securities Act until July 1, 2009.

Under the EK Option Agreement, the Company paid EK $20,000 on or about April 8, 2008 and made additional monthly extension payments of $30,000, in the aggregate, through the closing date.  The $50,000 in total extension payments were credited against the $200,000 due at the closing of the Rights Agreement, leaving a balance of $150,000 which was paid at closing.  Other than in connection with the Buckhorn Transaction, in which EK was the grantor of the subject property to Buckhorn, the Company had no previous affiliations with EK.

LeeCo Transaction

On September 11, 2008, the Company entered into the LeeCo Agreement (the “LeeCo Agreement”) with LeeCo Development, LLC (“LeeCo”) having an effective date as of June 19, 2008.  LeeCo currently leases coal rights from landowners on approximately 650 acres and believes it can obtain additional coal leases and oil/natural gas rights on a substantial amount of additional acres vis-а-vis third party landowners.  The LeeCo Agreement closed on September 16, 2008, and provided for the purchase of a fifty percent (50%) ownership interest in LeeCo from the two original members of LeeCo (the “Initial Owners”).  The LeeCo Agreement also provided for the Company’s acquisition of all current and future oil/natural gas rights held or obtained by LeeCo, which development rights shall be transferred to the Company either through assignment from LeeCo to the Company or preferably directly by contract with the owner of subject properties, subject to a 1% royalty which shall be retained equally between the Initial Owners.  This royalty shall be payable on the oil/natural gas leases obtained on properties signed by LeeCo and transferred to the Company.  Under the LeeCo Agreement, the Company has the sole responsibility and authority to make all oil/natural gas decisions with respect to such current and future rights.

At the closing on September 16, 2008, the Company paid an aggregate purchase price of $500,000 as follows: (i) $50,000 in cash, which cash funds were paid in equal payments of $25,000 to each of the Initial Owners; and (ii) $450,000 through the issuance of 225,000 shares of restricted common stock valued at $2.00 per share (the “Shares”), based on the fair market value of the Company’s Shares on the effective date of the LeeCo Agreement.  The Company shall guarantee the $450,000 value of the Shares, provided they are sold in accordance with the terms of the lock-up provisions in the LeeCo Agreement and Initial Owners shall pay the Company any surplus in the event the Initial Owners sell the Shares at a price greater than $5.00 per share.  The lock-up provisions permit the Initial Owners to sell 4,327 shares per week for the period from January 1, 2009 through December 31, 2009, subject to there being an available exemption from registration or the shares being registered.  These shares are not eligible to be re-sold under Rule 144 promulgated under the Securities Act until July 1, 2009.

Also at the closing, the Company and the Initial Owners deposited $100,000 as a capital contribution to LeeCo in proportion to their respective ownership interests, consisting of $25,000 from each of the Initial Owners and $50,000 from the Company, which capital contribution is to be used for working capital purposes.  The Company also became a manager and member of LeeCo.  The Company appointed its President and CEO, Johnny R. Thomas, to perform the duties associated with this role until the Company notifies LeeCo of a change by written notice.

We filed a coal permit application in November 2008 with the State of Kentucky, Division of Mining with respect to the LeeCo Property.  Management expects to begin generating revenues from coal royalties in connection with proposed coal mining activities on such property sometime during the March to April 2009 timeframe.

Business of Buckhorn Resources, LLC

Buckhorn is a Kentucky limited liability company that was formed in the State of Kentucky on October 13, 2004.  Buckhorn’s main business strategy is to engage in the ownership of properties possessing natural and energy resources, as well as non-coal real estate development. Buckhorn currently owns about 10,000 acres of land in eastern Kentucky.  Although Buckhorn anticipates that most of its revenue will come from coal, Buckhorn will work with CNSV to develop other sources of income on the Buckhorn Property, including those with respect to timber and non-coal real estate development.

Buckhorn’s primary assets are its properties in eastern Kentucky.  Buckhorn will not operate any mines.  Instead, Buckhorn plans to enter into long-term leases with experienced, third-party coal mine operators and coal producers for the right to mine coal reserves on its properties in exchange for royalty payments.  Buckhorn expects its lessees to pay royalties based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum annual tonnage requirements.  Because Buckhorn will not mine any coal on its properties, for which there is no assurance such coal exists or can be extracted, it expects to have relatively small operating expenses and capital expenditure requirements, as compared to mining companies.  Therefore, Buckhorn’s proposed coal royalty business is expected to have relatively high margins.  Buckhorn will also contractually limit its exposure to liabilities asserted with the operation of coal mines, including site or environmental reclamation costs.  In addition, timber is a valuable natural resource that is available on the Buckhorn Property which has commercial uses such as hardwood lumber, sawdust and woodchips, among other things.

Buckhorn’s revenues and profitability will be largely dependent on the production of coal by proposed lessees on its properties, which at this stage there are no assurances that such coal exists in marketable or economically feasible amounts.  Buckhorn’s potential coal royalty revenues will vary depending on the coal prices that may be realized by its lessees, subject to specified minimum fixed rates per ton.  Buckhorn estimates that its proposed lessees will sell more than 80% of the coal they produce to customers pursuant to contracts with negotiated prices and terms of one year or more.  They will sell the remaining portion of the coal they are able to produce on the spot market.  Therefore, Buckhorn’s anticipated coal royalty revenues would be affected by changes in coal prices and its lessees' long-term supply contracts and, to a lesser extent, by fluctuations in the spot market prices for coal. A number of factors affect the prevailing price for coal, including demand, the price and availability of alternative fuels, overall economic conditions and governmental regulations.

Buckhorn does not have the rights to any oil, gas and minerals underlying the Buckhorn Property, for which there is no assurance such oil, gas or minerals exists or can be extracted in economically feasible quantities; however, pursuant to the EK Option Agreement, CNSV acquired all right, title and interest in the oil, gas and other minerals under the Buckhorn Property, except for the $.30 per ton coal rights retained by EK, as more fully described above.

Following the proposed reclamation of lands after the utilization of its natural resources, and assuming the Company decides to pursue organic and natural foods business plan, it is anticipated that Buckhorn would be included in any of the Company’s organic certification and farming operations on the Buckhorn Property.  Alternatively, there are approximately 23 miles of riverfront property that Buckhorn may use for residential real estate development.

Competitive Business Conditions

The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States.  Assuming coal exists in economically feasible quantities on the Company (or its subsidiaries) properties, for which there is no assurance, our main competition will be with companies that manage and own coal bearing properties and lease acreage in such properties to coal mine operators and coal producers.  The most important factors on which the Company (including through its subsidiaries) will compete is price, coal quality and characteristics, proximity to transportation, royalty rates, and the reliability of supply. Demand for coal and the prices that we will be able to obtain, assuming coal exists in economically feasible quantities on our properties, is closely linked to coal consumption patterns of the domestic electric generation industry and international consumers. These coal consumption patterns are influenced by factors beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of fuel such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power.

Steam coal prices remained relatively flat through most of the mid-to-late 1990s. When long-term contracts for many producers began to expire in 2000 and beyond, new contracts were entered into reflecting then-current market demand and operating conditions. Coal prices increased significantly between 2000 and 2006, especially in the eastern regions of the United States. During 2006, mild weather conditions across the United States led to reduced electricity demand and higher coal inventory levels, resulting in a decline in spot steam coal prices.  In 2007, the pricing environment for coal, Eastern U.S. coal in particular, became extremely favorable as production remained low while demand increased. This momentum in the eastern U.S. coal markets increased in 2008.  Coal prices in certain regions, such as Central and Northern Appalachia, were at the highest levels experienced in the past decade when spot prices for coal from such regions increased in price from approximately $55 per short ton (as opposed to metric ton) in December 2007 to approximately $145 per short ton during September and October of 2008, according to the Energy Information Administration’s “Historical Average Weekly Coal Commodity Spot Prices” (Dollars per Short Ton) for the Business Week ended March 6, 2009, available at http://www.eia.doe.gov/cneaf/coal/page/coalnews/coalmar.html. However, coal prices have since decreased from those highs and are currently $68.20 per short ton for the business week ended March 13, 2009, also available at http://www.eia.doe.gov/cneaf/coal/page/coalnews/coalmar.html.  The pricing information therein is based on the average coal spot market prices and average weekly coal commodity spot prices for the Central Appalachia region.

At this point, the Company’s main asset is its land and the potential natural resources that may exist under such properties. However, we lack the proper facilities, infrastructure and equipment to extract such anticipated natural resources, so third party developers and/or mining operators need to be utilized for such purposes.  Buckhorn and potentially other subsidiaries of the Company, in conjunction with selected coal mining operators, will prepare and submit or cause to be prepared and submitted the documents required by regulatory agencies responsible for coal mining and reclamation of the respectively owned properties.  Such documents include, but are not necessarily limited, to the following: surface coal mining permit applications, including mining and reclamation operation plans; mine license applications; applicable Division of Water permit applications; applicable permit applications required by the U.S. Army Corps. of Engineers; and mining plans required by the U.S. Mine Safety and Health Administration.

The Company anticipates it will commence mining activities on the LeeCo Property and the Owsley Property in calendar year 2009, provided such owned or controlled land will have natural resources that are marketable or that can be extracted in economically feasible amounts.  Management believes based on their knowledge of the industry, that royalty rates are typically ten percent, or approximately $8 per ton, based on current prices for this quality of coal, as set forth above.  Through its 50% ownership of Buckhorn, CNSV will keep 50% of all coal royalties, if any, received by Buckhorn.  Similarly, the Company assigned 50% of its coal royalty rights to AMS with respect to the Owsley Property, subject to the filing of a mineral deed evidencing such assignment.

One of the managing members of Buckhorn, LeeCo, and AMS - Billy David Altizer - has considerable experience in engineering, development and monitoring coal mining on a number of projects, including award winning reclamation projects, and has over twenty years experienced working with and consulting for and surveying properties having energy resources.  Other members of the Company (or its subsidiaries) also have considerable experience in timber harvest and natural gas/oil drilling and all aspects of project planning and permitting required to assist the Company in developing a model production site, with profitable energy development.   A total of five coal mining operators have been approached by the Company through the efforts of Billy David Altizer in accordance with the requirements of the Development Agreement, described above under the “Business - Land for Production Purposes” section.  Discussions are ongoing with four of the five initial parties.

The reclamation process, following mining of the coal on the Company (or its subsidiaries) properties, would serve to enhance and benefit future organic farming operations, should the Company determine to pursue such business strategy.  For example, such reclamation efforts are expected to result in through the development of an estimated $1,000 per acre in infrastructure on the Buckhorn Property. The coal mining reclamation efforts will develop pastures of specific sizes, good roads to pastures and to approximately 400 natural gas/oil well drilling sites, ponds and watering sites throughout the property, reshape steep relatively inaccessible slopes to gentle slopes by lowering the peaks and filling the hollows, and seeding the pastures with Company selected species and varieties to maximize production.  The permits filed are specific and the reclamation performance will be bonded.

Harvest of timber resources on the Buckhorn Property, Owsley Property, and other various Company properties, if successful, would provide revenues and allow us to clear parts of the land for the purpose of locating and drilling wells, building roads and infrastructure, as well as facilitating the extraction of energy resources.

Marketing/Distribution

The Company, acting alone or through its subsidiaries, intends to enter into leases with various coal mining operators for the purpose of mining coal from the Buckhorn and Owsley Properties, among others, and market and distribute any such extractable coal in raw form to smaller electric utilities, industrial companies, and/or coal resellers. However, at this stage there are no assurances that such owned or controlled land will have coal or other natural resources that are marketable or that can be extracted in economically feasible amounts, if at all.  The Company, including its subsidiaries, marketing efforts will be performed by its respective management, consultants and  independent coal brokers, and its sales efforts will be  focused primarily  on contacting the maximum number of coal mining companies to enhance bidding to mine coal underlying its properties, particularly with respect to the Buckhorn and Owsley Properties at this time.  The Company’s (including its subsidiaries) properties are located near some of the major coal hauling railroads that serve Central Appalachia, which it anticipates utilizing as its main distribution channels.  The Company (including its subsidiaries) believes that the geographic location of its properties will give lessees a transportation cost advantage, particularly with respect to coal produced in the western states, which would improve their competitive position and the Company’s (or its subsidiaries) corresponding coal royalty revenues.

At this time, other than the Development Agreement with AMS, the Company, (including its subsidiaries) does not have any binding agreements with prospective lessees or coal mine developers.  LeeCo and AMS are in the process of approaching selected coal mining operators or lessees to enhance bidding to mine coal underlying the Company’s owned or controlled properties.  We are in discussions with approximately four potential lessees with respect to the Owsley Property, one of which may be utilized for the LeeCo Property.

Business of LeeCo Development, LLC

LeeCo is engaged in leasing coal rights from the owners of properties that are believed to be rich in mineral and/or energy resources for the purpose of permitting such lands for mining and energy development.  LeeCo will then seek to sublease such mineral rights to third parties for mining and extraction. LeeCo filed a coal permit application in November 2008 with the State of Kentucky, Division of Mining, however, it has no binding subleases with third parties.  Notwithstanding the foregoing, management expects to commence coal mining activities over the course of March to April 2009 through possibly one of the potential lessees that the Company is currently in discussions with regarding the Owsley Property.  LeeCo pursues leases on properties that LeeCo management identifies as having potential coal reserves that would be suitable for mining that it believes can be successfully leased, permitted and subleased for mining to third parties for a profit.  LeeCo currently leases coal rights from landowners with respect to approximately 650 acres of land.  LeeCo management believes it can obtain additional coal leases, as well as oil/natural gas rights on a substantial amount of additional acres vis-à-vis third party landowners.

Government Regulation

Coal, Oil and Natural Gas Mining Operations

The coal mine operators with whom the Company (or its subsidiaries) intends to enter into leases on its properties, or lessees, are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations.  To the extent permissible under applicable law, the Company (or its subsidiaries) lessees will bear all costs and responsibilities for the item/expenditure as such lessees routinely do in all their coal mining operations.  The proposed coal mining operations on the Company (or its subsidiaries) properties may subject its lessees to extensive federal, state and local regulations with respect to matters such as: employee health and safety; permitting and licensing requirements; air quality standards; water quality standards; plant, wildlife and wetland protection; blasting operations; the management and disposal of hazardous and non-hazardous materials generated by mining operations; the storage of petroleum products and other hazardous substances; reclamation and restoration of properties after mining operations are completed; discharge of materials into the environment, including air emissions and wastewater discharge; surface subsidence from underground mining; and the effects of mining operations on groundwater quality and availability.

Numerous governmental permits and approvals are required to commence coal mining operations. Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. In addition, lessees may be required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal might have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits the Company (or its subsidiaries) lessees’ need may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that restrict a lessees’ ability to conduct mining operations or to do so profitably.  The Company (or its subsidiaries) will bear the cost of obtaining the permits, however, selected coal mining operators will reimburse the Company (or its subsidiaries) for those expenses.

Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws described herein. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations which have outstanding environmental violations.

The Company (or its subsidiaries) will seek to have each of its lessees be contractually obligated under its lease to post a reclamation bond.  Except as discussed above with respect to costs relating to permits, the Company (or its subsidiaries) does not anticipate accruing costs because it anticipates that its lessees will be contractually liable for all costs relating to their mining operations, to the extent permissible by law.  With the exception of the Development Agreement with AMS, the Company (or its subsidiaries) has not yet entered into such binding development contracts or leases.  However, the Company (or its subsidiaries) believes that the competitive bidding process among coal mining operators to mine the Company (or its subsidiaries) owned or controlled properties, in combination with common usage or standard in the industry among coal mining operators to agree to post such reclamation bonds and pay other related coal mining expenses, will allow the Company (or its subsidiaries) to come to an agreement on such contractual terms with the ultimate lessees or coal mining developers.

In view of the foregoing, the Company (or its subsidiaries) does not currently expect that future compliance will have a material adverse effect on its operations.  However, because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated completely.

While it is not possible to quantify the costs of compliance by the Company (or its subsidiaries)’s lessees with all applicable federal and state laws, those costs are expected to be significant.  Although The Company (or its subsidiaries)’s lessees typically accrue adequate amounts to cover these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient. Compliance with government regulation and laws has substantially increased the cost of coal mining for lessees, such as those The Company (or its subsidiaries) intends to contract with, as well as other domestic coal producers.

The Surface Mining Control and Reclamation Act of 1977, or SMCRA, which is administered by the U.S. Office of Surface Mining Reclamation and Enforcement, or OSM, establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining. The State of Kentucky has primacy over surface coal mining operations. That means that the state program has been patterned after the federal program and has been approved by OSM. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the state regulatory agency.

SMCRA permit provisions include requirements for coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment, and re-vegetation.

The coal mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area.   Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

Before a SMCRA permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the performance of reclamation obligations.  This bonding/permitting process is expected to serve the Company’s (or its subsidiaries) well, as this insures that the mine operator will reclaim the land as specified in the permit.

The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977, and to pay health care benefit costs of orphan beneficiaries of the “combined fund.”

SMCRA requires compliance with many other major environmental programs. These programs include the Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act, or RCRA; and Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. Besides OSM, other Federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The U.S. Environmental Protection Agency, or EPA, is the lead agency for States or Tribes with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting.

In addition to regular property taxes, Kentucky's Revenue Cabinet assesses the Company (or its subsidiaries) coal property in Kentucky each year.  The Company’s (or its subsidiaries) lessees may be in disagreement as to the value they place on our reserves. If informal discussions do not settle the disagreement, the lessees must file a formal protest, which is a more formal process seeking a compromise. Failure to compromise results in an appeal to the Kentucky Board of Tax Appeals. The decision of the board can be appealed to the Franklin Circuit Court and on through the appellate process. Complying with existing regulations for filing unmined coal returns is very expensive and time consuming. The coal owner is required to map and list all mineable coal on his tax return. If the owner believes a boundary of coal is not mineable, but the Revenue Cabinet believes it is, the Revenue Cabinet will take the position that the coal was "omitted", and assess a penalty along with interest. The Revenue Cabinet may also consider a boundary as "omitted" if the owner lists it but at nominal value.  The Company (or its subsidiaries) may have ongoing negotiations and litigation with the Revenue Cabinet over its assessments and returns.  However, the Company (or its subsidiaries) plans for its coal leases to require that the lessee reimburse the Company (or its subsidiaries) for all unmined mineral taxes paid on coal they have leased.

The Company (or its subsidiaries) does not believe there are any matters that would materially hinder its ability to acquire mining permits.

Environmental Laws

The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend is expected to continue. These laws and regulations may require the acquisition of a permit or other authorization before construction, mining or drilling commences and for certain other activities; limit or prohibit construction, mining, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for such mining and drilling operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions.  These obligations and responsibilities are those of the coal mining operators to whom the Company (or its subsidiaries) will lease its properties.

The Company (or its subsidiaries) and its lessees will be subject to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws that impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment.  These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.  As the owner of the land upon which mining and other energy-related operations are anticipated to take place, the Company (or its subsidiaries) may be held strictly liable as a responsible party under CERCLA, along with any of its lessees.  Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Company’s (or its subsidiaries) lessees will be subject to the Federal Clean Water Act and corresponding state laws which affect coal mining operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Federal Clean Water Act and corresponding state laws could cause the Company’s (or its subsidiaries) lessees mining operators to incur significant additional costs that adversely affect our future operating results.

The Company’s (or its subsidiaries) lessees will be subject to the Federal black lung laws promulgated by the United States Department of Labor in connection with the lessees’ proposed coal mining operations which are to be performed by the coal mining operators, as well as be affected by the Clean Air Act and similar state and local laws, which extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of most coal producers.

The Company’s (or its subsidiaries) lessees will be subject to Resource Conservation and Recovery Act (“RCRA”).  RCRA, which was enacted in 1976, affects U.S. coal mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous materials found on a mine site are those contained in products used in vehicles and for machinery maintenance. Coal mine wastes, such as overburden and coal cleaning wastes, are not considered hazardous waste materials under RCRA, however, this may not be the case in connection with any oil and natural gas resources underlying the Company (or its subsidiaries) properties.  In May 2000, the EPA concluded that coal combustion materials do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these materials. The EPA is evaluating national non-hazardous waste guidelines for coal combustion materials placed at a mine. National guidelines for mine-fills may affect the cost of ash placement at mines.

The Company (or its subsidiaries) lessees may be affected by a regional haze program originally developed in 1999 by the U.S. Environmental Protection Agency (the “EPA”) to improve visibility in national parks and wilderness areas.  In June 2005, the EPA announced final amendments to its regional haze program. As part of the new rules, affected states had to develop implementation plans by December 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. This program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Demand for coal mined by our prospective lessees could be affected when these new standards are implemented by the applicable states.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change calls for developed nations to reduce their emissions of greenhouse gases to five percent below 1990 levels by 2012. Carbon dioxide, which is a major byproduct of the combustion of coal and other fossil fuels, is subject to the Kyoto Protocol. The Kyoto Protocol went into effect on February 16, 2005 for those nations that ratified the treaty.  In 2001, the United States withdrew its support for the Kyoto Protocol. There has been increasing international pressure on the United States to adopt mandatory restrictions on carbon dioxide emissions and the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. By comparison, many states and regional organizations have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of regional greenhouse gas cap and trade programs.

The Company’s (or its subsidiaries) lessees may be affected by the Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying the Company (or its subsidiaries) and its lessees from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or forestry activities in areas containing the affected species. A number of species indigenous to Central Appalachia are protected under the Endangered Species Act.  The Company (or its subsidiaries) does not believe there are any species protected under the Endangered Species Act that would materially and adversely affect its lessees' ability to mine coal from our properties in accordance with current mining plans or our ability to sell timber growing on our properties for harvest. Additional species on the Company (or its subsidiaries) properties may receive protected status under the Endangered Species Act and additional currently protected species may be discovered within its properties.

Mine Health and Safety Laws.

Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. This Act resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards; imposes comprehensive safety and health standards on all mining operations. In addition, as part of the aforementioned federal legislation, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease.

By Executive Order dated September 21, 2001, Kentucky's Governor Patton established a moratorium on permits for non-coal mining operations and the review of permits and laws regarding oil and gas wells in the Pine Mountain area.  The stated purpose of the order is to protect the environment and scenic landscape along the Pine Mountain Trail.  Viewscape or viewshed is now being recognized as a factor to be considered in Lands Unsuitable Petitions. However, legislation adopted in March 2002 establishing the Pine Mountain Trail as a park includes specific findings that the park boundaries are adequate to protect the trail and that use of lands outside the boundary of the park will not be restricted because those lands may be viewed from the park. If this legislation was challenged and a lands unsuitable for mining petition seeking denial of mining permits where mining would be within the view from the park were successful, it could have a material impact on our business, financial condition or results of operations, as the view from the top of Pine Mountain extends through the counties of Harlan, Leslie, Letcher and Perry.

The Kentuckians for the Commonwealth filed a lawsuit on August 21, 2001 in a federal district court in Charleston, West Virginia, Kentuckians for the Commonwealth v. Rivenburgh, related to valley fills in streams of Martin County, Kentucky. Plaintiffs alleged that the Corps of Engineers violated the Clean Water Act and the National Environmental Policy Act. Specifically, the lawsuit claims that the Corps of Engineers has no authority under the Clean Water Act to issue permits allowing valley fills in streams. In the alternative, plaintiffs claimed that:

·	the Corps of Engineers violated the Clean Water Act by issuing Nationwide Clean Water Act Section 404 dredge and fill permits for valley fills rather than site specific permits;

·	the Corps of Engineers violated the National Environmental Policy Act by approving these permits without preparing an environmental impact statement;

·	the Corps of Engineers may not issue these permits without analyzing measures required by the Clean Water Act to avoid and minimize impact on streams; and

·	the Corps of Engineers cannot authorize disposal without waiting for the U.S. EPA to complete proceedings under the Clean Water Act to veto the proposed permit.

The plaintiffs sought an injunction prohibiting the Corps of Engineers from issuing any new permits allowing valley fills in streams or, in the alternative, requiring revocation of the specific permits subject to this litigation. On May 8, 2002, the court granted the injunction requested by the plaintiffs.

On January 29, 2003 the Fourth Circuit reversed this injunction which prohibited the Army Corp of Engineers from issuing new Section 404 permits for the deposit of mountaintop debris in valley fills, indicating that issuance of permits did not violate the Clean Water Act.

The U.S. Army Corps of Engineers ("Corps") is authorized to issue general "nationwide" permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse environmental effects. Nationwide Permit 21 authorizes the disposal of dredged or fill material from surface coal mining activities into the waters of the United States. A July 2004 decision by the U.S. District Court for the Southern District of West Virginia in  Ohio Valley Environmental Coalition v. Bulen  enjoined the Huntington District of the Corps from issuing further permits pursuant to Nationwide Permit 21. While this decision was vacated by the U.S. Court of Appeals for the Fourth Circuit in November 2005, it has been remanded to the District Court for the Southern District of West Virginia for further proceedings consistent with the appellate court’s opinion.  We currently utilize Nationwide Permit 21 authorizations, and this and other court cases have created uncertainty regarding our ability to utilize this form of permit in the future for the disposal of dredged or fill material.

Plaintiff environmental groups have also recently challenged the Corps' decision to issue individual Clean Water Act or “CWA” Section 404 permits for certain surface coal mining activities. On March 23, 2007, in the case  Ohio Valley Environmental Coalition v. U.S. Army Corps of Engineers,  the U.S. District Court for the Southern District of West Virginia rescinded permits authorizing the construction of valley fills at a number of separate surface coal mining operations, finding that the Corps had issued the permits arbitrarily and capriciously in violation of the National Environmental Policy Act and the CWA. On June 19, 2007, the District Court issued a declaratory judgment indicating that the mining companies in the case were also required to obtain separate CWA Section 402 permit authorizations for discharges into the stream segments located between the toes of their valley fills and their respective sediment pond embankments.  On October 11, 2007, the District Court granted a preliminary injunction and temporary restraining order against the Defendant mine and Army Corps of Engineers.  In December 2007, plaintiff environmental groups brought a similar suit against the issuance of a different surface coal mine permit in the U.S. District Court for the Eastern District of Kentucky, alleging identical violations. The Corps has voluntarily suspended its permit in that case for agency re-evaluation. Although permits for our mining operations are not presently joined to either case, it is possible that we may be unable to obtain or may experience delays in securing, utilizing or renewing additional CWA Section 404 individual permits for surface mining operations due to agency or court decisions stemming from these cases.

The Company’s (or its subsidiaries) lessees may use explosives in connection with their surface mining activities. The Federal Safe Explosives Act ("SEA"), applies to all users of explosives. Knowing or willful violations of the SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials.

Other Environmental Laws Affecting Lessees. The Company (or its subsidiaries) lessees will be required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws include, for example, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act.

Research and Development

Our business plan is focused on the exploration and development of our potential coal, oil and natural gas resources on or under our properties.  Other than in connection with property explorations, assessments and technical reports, we have not expended any significant funds on research and development in the conventional sense during the years ended December 31, 2008 and 2007.

Facilities

The Company is operating from the residence of its CEO, Dr. Johnny Thomas, with a mailing address at 2756 N. Green Valley Parkway, Suite 225, Henderson N.V. 89014, as most of our current operating activities will be out of state.

Both Buckhorn’s and LeeCo’s corporate headquarters are located at 380 Barbourville Road, London, Kentucky.  This office space consists of approximately 2,000 total square feet. Buckhorn and LeeCo both occupy this facility on a rent-free basis under a verbal agreement with A&L Surveying and Engineering, LLC, which is owned by Billy David Altizer.  Mr. Altizer is one of two managing members of both LeeCo and Buckhorn.  Buckhorn and LeeCo both believe that its existing facilities are adequate for its current and reasonably anticipated future needs.

Employees

As of the date of this report, Dr. Johnny Thomas, CEO, and John Francis, CFO are employed by the Company on a full-time basis.   See “Management.”  We do not expect to hire additional employees at this time, as we expect to use contract service providers such as the development group recently hired with our purchases of land in Kentucky.  Current management of the Company is considered ideal to implement land acquisitions and to evaluate and negotiate with potential acquisition candidates that may provide for a strategic fit. The Company expects to gain access to experienced industry personnel through its acquisitions and by the recruitment of an individual with the appropriate qualifications to head up the Company’s private label and national marketing efforts.

Buckhorn and LeeCo do not have any employees and rely on the services of Billy David Altizer and Johnny R. Thomas, its managing members, in connection with operational and related matters, as well as third party service providers, with respect to the development of coal, oil and natural gas and other natural resources underlying our property.  Depending on the level in which Buckhorn’s coal mining operations and other natural resource development activities increase, it may need to hire employees to assist its managing member or engineers in connection with the initial permitting of the Buckhorn Property, as the needs arise. Buckhorn anticipates that any such employees would be hired on a part-time or contract basis or such services will be provided by coal mining companies as part of the lease process.

Vector does not have any employees.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks and uncertainties described below before you decide to buy our securities. While these are all known material risks and uncertainties we face, you should know that they are not the only ones facing us. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In these circumstances, the value of our securities could decline, and you could lose all or part of the money you paid to buy our securities.

An investment in the securities of the Company involves a very high degree of risk and should not be made by persons who cannot afford the loss of their entire investment. The following factors, in addition to those discussed elsewhere in this document, should be considered carefully in evaluating the Company and its business. The order of presentation of each risk factor is not indicative of the relative importance of such factor.

Risks Related to Our Business

We are an early stage development company and have no operating history.

We were recently formed and have only recently ceased to be considered a “shell company” as defined under Rule 12b-2 under the Exchange Act, and have commenced commercial operations.  As a result, it is difficult for us to accurately forecast our future operating performance. Furthermore, our management has no experience in the energy industries.  Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies in the early stage of development. Many of these factors are beyond our control, including unanticipated development expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful.

We expect to continue to incur losses for the near-future.

We project that we will continue to incur development and administrative expenses and operate at a loss for up to the next two years unless we are able to generate substantial revenues from energy services. We cannot be certain whether or when we will be able to achieve profitability because of the significant uncertainties with respect to our business.

Our current capitalization is inadequate and we may be unable to raise the required capital to conduct our operations and pay down our liabilities under notes, loans and guarantees.

As of July 1, 2008, we ceased to be considered a “shell company” as defined under Rule 12b-2 under the Exchange Act and have recently commenced commercial operations with only minimal revenues to date.  The proceeds of our February 2007 Private Placement enabled us to become registered as a public reporting company. Through loans from affiliates and our December 2007 Warrant Exercise we were able to complete our first land acquisitions.  We require additional capital resources including, but not limited to, exercise of outstanding warrants, in order to conduct our operations, pay down the Company’s liabilities and obligations under various notes, loans and guarantees as they come due, raise sufficient working capital, and in order to grow and expand our business.  Future events may lead to increased costs that could make it difficult for us to succeed. To raise additional capital, we may be required to sell additional equity securities, or accept debt financing or obtaining financing through a bank or other entity.  If additional funds are raised through the issuance of additional stock, there may be a significant dilution in the value of our outstanding common stock which has decreased in value.  The Company has no binding arrangements with respect to additional financings.    Debt or equity financing has been unavailable to the Company since the middle of 2008.  The Company is primarily seeking asset based financing from its prospective coal mining activities, of which there are no assurances will occur.  However, there can be no assurance that any additional financings will be available to us, that any affiliate will make additional loans, or that adequate funds for our operations will otherwise be available when needed or on terms that are acceptable to us.  The inability to secure additional financing would prevent us from meeting our obligations which would have a material adverse effect upon the Company, which may result in the loss of your investment in the Company.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

The accompanying financial statements to this report have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report dated March 20, 2009.

We can provide no assurance that our internal control over our financial reporting will be effective under Section 404 of the Sarbanes-Oxley Act of 2002. Establishing internal controls over our financial reporting is likely to increase our costs.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules issued thereunder have required certain changes in the corporate governance, securities disclosure and compliance practices of United States public companies. Our compliance with these rules are likely to increase our general and administrative costs.  In particular, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required to issue an audit report on management’s assessment and on our internal control over financial reporting as of each year end, beginning December 31, 2009. We expect that SOX and such other laws, rules and regulations promulgated thereunder will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance in the United States.

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

We have not entered into any agreements, arrangements or understandings to acquire any other operating companies, and there is no assurance any acquisition will be completed for any number of reasons.

We may not be able to successfully compete against companies with substantially greater resources.

Since we have only recently ceased to be a shell company and have commenced commercial operations, all of our future competitors are larger and have many more employees and substantially greater operating and financial resources than we do and thus will be able to exert significant influence on the markets in which we will be competing. They also have significantly longer operating histories and more established relationships within the energy industry. They can use their experience and resources against us in a variety of competitive ways. Although we intend to offer a competitively priced model to acquire companies, there can be no assurance that any future price competition by our competitors, if it develops, will not have a material adverse effect on our operations which would prevent us from carrying out our acquisition strategy.

Current economic recession could materially adversely affect the Company.

The Company’s future operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our potential energy resources, of which there are no assurances such exist in economically feasible quantities or qualities, and a resulting drop in the prices of such items. Actual demand for energy resources could also differ materially from the Company’s expectations.  Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, the financial crisis, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors.  These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition, operating results, and cash flows.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s prospective operations, including insolvency of industry partners and contractors.  While the ultimate outcome of these economic conditions cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations were to be impaired.

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

As permitted by the Delaware General Corporate Law, the Company’s certificate of incorporation and by-laws limit the personal liability of the directors and/or stockholders of the Company for monetary damages for breach of fiduciary duty as a director but such provision does not eliminate or limit the liability of a director in certain circumstances, such as for (i) any breach of the director’s duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporate Law, or (iv) for any transaction from which the director derived an improper personal benefit.

Our business may be subject to geopolitical events.

Our business could be affected by geopolitical events such as war, threat of war, or terrorist actions, in addition to the current financial crisis, described above.   The occurrence of such a geopolitical event or events could materially and adversely affect our business and financial condition.

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

We may become subject to significant liabilities under various guarantees the Company entered into in connection with recent land acquisitions, unless the terms of such guarantees are renegotiated or extended.

In connection with the Buckhorn Transaction, the Development Agreement with AMS, the EK Transaction, and the LeeCo Transaction, a component of the consideration price was in the form of restricted common stock which value was guaranteed by the Company.  As of March 12, 2009, our stock price was $0.61 per share and the terms of the guarantees provided for stock consideration valued at approximately $3,750,000 to be guaranteed at a price of between $1.92 per share and $2.00 per share.  Although the guarantees are not enforceable until October of 2009 in one case and 2010 for the remainder, in the event our stock price does not recover to the values guaranteed by such time(s) and all other terms of the guarantees are complied with by the counterparties (many of whom are now affiliated with the Company), the Company would face financial exposure and potential liability for the difference between the guaranteed value and the then current stock price of the Company, unless such guarantees are renegotiated or extended.

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

Risks Related to Our Securities

Stockholders may suffer dilution if founders or their affiliates register their securities under future registration statements.

The founders of the Company and their affiliates acquired their shares of common stock, which represent a controlling interest in the Company, at a cost substantially less than that which new investors may purchase their securities.  In the event founders’ shares and their affiliates, including shares underlying warrants, are registered under future registration statements filed with the Commission, other stockholders may bear a substantial portion of the risk of loss and experience dilution of their interests in the Company, while control of the Company will remain in the hands of management of the Company.

Our principal stockholders may have the ability to control almost all matters of the company.

The Company’s three founders and their affiliates own 8,539,636 shares of common stock, all of which are restricted. These shares represent 56.6% of the 15,093,970 issued and outstanding shares of common stock of the Company as of February 2009. Therefore, management will be able to control the outcome of all issues submitted to stockholders of the Company until the Company is able to raise additional equity financing. This includes their ability to elect the entire Board of Directors, amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of all or substantially all of the assets of the Company without the agreement of minority stockholders. See “Principal Stockholders” for further details.

Limited  public market.

There is a limited public market for our securities.  In addition, Rule 144 promulgated under the Securities Act is not available to our investors that hold unregistered stock until at least twelve months after we ceased to be a shell company, which occurred on June 30, 2008, when the Company filed Form 10 type information with the Commission.  There can be no assurance that we will continue to fulfill in the future our reporting requirements under the Exchange Act, maintain the effectiveness of our registration statement(s), or disseminate to the public any current financial or other information concerning the Company.

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

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their Shares of our common stock.

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

Our primary strategy is to achieve growth through acquisitions of businesses and land.  We may not be able to make acquisitions in the future and any acquisitions we do make may not be successful. The inability to consummate any such acquisitions or to manage combined operations effectively could have a material adverse effect on the Company. Furthermore, future acquisitions may have a material adverse effect upon our operating results, particularly in periods immediately following the consummation of those transactions while the operations of the acquired businesses are being integrated into our operations.

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

Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our future business and financial results.

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

Our operations are or could be affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Although we believe we will be able to substantially comply with applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

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

CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Risks Related to the Coal Industry

A substantial or extended decline in coal prices could reduce our coal royalties and the value of our coal reserves.

Primarily as a result of the recent downturn in the global economy, coal prices have declined significantly from the highs reached in 2008.  The prices our prospective lessees receive for their coal depend upon other factors beyond their or our control, including:

•	the supply of and demand for domestic and foreign coal;
•	domestic and foreign governmental regulations and taxes;
•	the price and availability of alternative fuels;
•	the proximity to and capacity of transportation facilities;
•	weather conditions; and
•	the effect of worldwide energy conservation measures.

A substantial or extended decline in coal prices could materially and adversely affect us in two ways. First, lower prices may reduce the quantity of coal that may be economically produced from our properties. This, in turn, could reduce our anticipated coal royalty revenues and the value of our coal reserves.  Second, even if production is not reduced, the royalties we receive on each ton of coal sold may be reduced.  In addition, volatility in coal prices could make it difficult to estimate with precision the value of our coal reserves on an ongoing basis and that of any coal reserves that we may consider for acquisition.

The future impact of the current global recession, including financial and credit markets on coal production levels and prices is uncertain. Depending on the longevity and ultimate severity of the deterioration, demand for coal may decline, which could adversely effect production and pricing for coal mined by our lessees, and, consequently, adversely affect future royalty income that we may receive.

If the coal industry experiences overcapacity in the future, our profitability could be impaired.

Coal prices in most regions of the U.S. and globally were approaching record highs in the first half of 2008, which encouraged producers to increase planned capacity.  Many of these planned capacity increases and existing production plans have been delayed or reduced due to the global economic downturn and coal price reductions in the second half of 2008. To the extent that demand drops below supply, our ability to enter into leases with lessees and any profit therefrom, could be materially adversely affected.

We have not yet retained a lessee to extract coal from our properties.  The inability to engage one or more lessees within a reasonable amount of time would have a material adverse impact on currently and principally anticipated source of revenues and the Company’s business as a whole.

If we are unable to retain one or more lessees to extract coal reserves from our properties, we would be unable to receive coal royalties which are currently the Company’s principal anticipated source of revenue.  Given our inability to obtain financing through banks or the equity capital markets as a result of the current economic crisis, the inability to generate revenues from coal extraction by lessees in the near term would have a material adverse impact on the Company’s business and financial condition.  An additional factor which makes it difficult for us to retain one or more lessees is that our coal reserves tend to be small or isolated in nature, since industry trends toward consolidation favor larger-scale, higher technology mining operations to increase productivity rates.

If we successfully retain lessees, we anticipate relying only on a limited number of lessees for our coal revenues and the loss of or reduction in production from any of our prospective lessees would reduce our anticipated coal royalties revenues.

We do not anticipate engaging more than five (5) lessees in the near term.  Therefore, we will depend on a limited number of lessees for a significant portion of our anticipated coal royalties revenues. If any of these lessees enters bankruptcy or decides to cease operations or significantly reduces its production, our anticipated coal royalties revenues would be adversely affected.  Moreover, we may not be able to find a replacement lessee and, if we find a replacement lessee, we may not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing lessee could be subject to bankruptcy proceedings that could further delay the execution of a new lease or the assignment of the existing lease to another operator.  Furthermore, if we enter into a new lease, the replacement operator might not achieve the same levels of production or sell coal at the same price as the lessee it replaced.

Prospective lessees may be adversely impacted by the current deterioration in the credit markets.

As many lessees finance their activities through cash flow from operations, the incurrence of debt, the use of commercial paper or the issuance of equity, the lack of availability of debt or equity financing may result in a significant reduction in prospective lessees’ spending related to development of new mines, including those that are proposed on our properties.  In addition, such prospective lessees’ ability to pay current obligations and continue ongoing operations may be adversely impacted.  Any significant reductions in spending by prospective lessees’, both pre-engagement and after engaged, could have a material adverse effect on our ability to generate revenues.

Prospective lessees’ coal mining operations would be subject to operating risks that could result in lower anticipated coal royalties to us.

Our ability to generate higher coal royalty revenues is largely dependent on our prospective lessees’ level of production from our coal reserves, which is subject to operating conditions or events beyond their or our control including:

•	the inability to acquire necessary permits or mining or surface rights;
•	changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;
•	changes in governmental regulation of the coal industry or the electric utility industry;
•	mining and processing equipment failures and unexpected maintenance problems;
•	interruptions due to transportation delays;
•	adverse weather and natural disasters, such as heavy rains and flooding;
•	labor-related interruptions; and
•	fires and explosions.

Our lessees may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from their operations. If our lessees are pursued for these sanctions, costs and liabilities, their mining operations and, as a result, our anticipated coal royalty revenues could be adversely affected.

There have been several recent lawsuits filed that will potentially make it much more difficult for our prospective lessees to obtain permits to mine coal reserves that may exist on our properties. The most likely impact of the litigation will be to increase both the cost to our prospective lessees of acquiring permits and the time that it will take for them to receive the permits. These conditions may increase our prospective lessees’ cost of mining and delay or halt production at particular mines for varying lengths of time or permanently.  Any such interruptions to the production of coal from our reserves would have the effect of reducing anticipated coal royalties.

If our prospective lessees are not able to manage their operations well, production volumes and anticipated coal royalties would decrease.

Our prospective lessees will be able to make their own business decisions with respect to their operations within the constraints of their leases, including decisions relating to:

•	marketing the coal mined;
•	mine plans, including the amount to be mined and the method of mining;
•	processing and blending coal;
•	expansion plans and capital expenditures;
•	credit risk of their customers;
•	permitting;
•	insurance and surety bonding;
•	acquisition of surface rights and other mineral estates;
•	employee wages;
•	coal transportation arrangements;
•	compliance with applicable laws, including environmental laws; and
•	mine closure and reclamation.

A failure on the part of one of our prospective lessees to make anticipated coal royalty payments could give us the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If we repossessed any of our properties, we would seek a replacement lessee. We might not be able to find a replacement lessee and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the existing lessee could be subject to bankruptcy proceedings that could further delay the execution of a new lease or the assignment of the existing lease to another operator. If we enter into a new lease, the replacement operator might not achieve the same levels of production or sell coal at the same price as the lessee it replaced.

Prospective lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

Coal supply contracts do not generally require operators to satisfy their obligations to their customers with coal mined from specific reserves. Several factors may influence a prospective lessees’ decision to supply its customers with coal mined from properties we do not own or lease, including the royalty rates under such prospective lessees’ lease with us, mining conditions, mine operating costs, cost and availability of transportation, and customer coal specifications. If a lessee satisfies its obligations to its customers with coal from properties we do not own or lease, production on our properties will decrease, and we will receive lower future coal royalty revenues.

Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

Our reserve estimates may vary substantially from the actual amounts of coal our prospective lessees may be able to economically recover from our reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results.  These factors and assumptions relate to:

•	future coal prices, operating costs, capital expenditures, severance and excise taxes, and development and reclamation costs;
•	future mining technology improvements;
•	the effects of regulation by governmental agencies; and
•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where our lessees currently mine.

Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and these variations may be material. As a result, you should not place undue reliance on our coal reserve data that is included in this report.

Delays in our prospective lessees obtaining mining permits and approvals, or the inability to obtain required permits and approvals, could have an adverse effect on our potential coal royalty revenues.

Mine operators, including our prospective lessees, must obtain numerous permits and approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. The public has the right to comment on many permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required by our prospective lessees to conduct operations may not be issued, maintained or renewed, may not be issued or renewed in a timely fashion, or may involve requirements that restrict our prospective lessees’ ability to economically conduct their mining operations. Limitations on our prospective lessees’ ability to conduct their mining operations due to the inability to obtain or renew necessary permits, or due to uncertainty, litigation or delays associated with the eventual issuance of these permits, could have an adverse effect on our anticipated coal royalty revenues or profitability.

Uncertainty over the precise parameters of the Clean Water Act’s regulatory scope may adversely impact our prospective coal lessees’ ability to secure the necessary permits for their valley fill surface mining activities.

To dispose of mining overburden generated from surface mining activities, lessees often need to obtain government approvals, including Clean Water Act Section 404 permits to construct valley fills and sediment control ponds. Ongoing uncertainty over which waters are subject to the Clean Water Act may adversely impact our prospective lessees’ ability to secure these necessary permits.

Our coal and natural resource operations may record impairment losses on its long-lived assets.

We have completed a number of land acquisitions having energy resources within the past year.  In conjunction with our accounting for these land acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations, the business environment or market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income.

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

Deregulation of the electric utility industry may cause customers to be more price-sensitive in purchasing coal, which could cause profitability to decline.  Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. To the extent utility deregulation causes our prospective lessees’ customers to be more cost-sensitive, deregulation may have a negative effect on our profitability.

Increased consolidation and competition in the U.S. coal industry may adversely affect our revenues and profitability.

During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. Consequently, many of our competitors in the domestic coal industry have significantly greater financial resources than us. The intense competition among our prospective lessees’ and other coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and profitability.

Fluctuations in transportation costs and the availability and dependability of transportation could affect the demand for coal and lessees’ ability to deliver coal to customers.

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

Central Appalachia mines generally ship coal via rail systems.  The dependence upon railroads and third party trucking companies would impact our prospective lessees’ ability to deliver coal to its customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our prospective lessees’ customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause such customers to look elsewhere for their fuel needs, negatively affecting our future revenues and profitability.

Shortages or increased costs of skilled labor in the Central Appalachian coal region may hamper lessees’ ability to achieve high labor productivity and competitive costs.

Coal mining continues to be a labor-intensive industry. As the demand for coal has increased, many producers have attempted to increase coal production, which has resulted in a competitive market for the limited supply of trained coal miners in the Central Appalachian region. In some cases, this market situation has caused compensation levels to increase, particularly for “skilled” positions such as electricians and mine foremen. To maintain current production levels, we may be forced to respond to these increases in wages and other forms of compensation, and related recruiting efforts by our competitors. Any future shortage of skilled miners, or increases in our labor costs, could have an adverse impact on our prospective lessees’ labor productivity and costs and on their ability to expand production, which may impact our coal royalty revenues.

Our prospective lessees will be subject to federal, state and local laws and regulations that may limit their ability to produce and sell coal from our properties.

Our prospective lessees may incur substantial costs and liabilities under increasingly strict federal, state and local environmental, health and safety laws, including regulations and governmental enforcement policies.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our prospective lessees’ operations.

New environmental legislation, new regulations and new interpretations of existing environmental laws, including regulations governing permitting requirements, could further regulate or tax the coal industry and may also require our lessees to change their operations significantly, to incur increased costs or to obtain new or different permits, any of which could decrease our coal royalty revenues.

Government laws, regulations and other requirements relating to the protection of the environment, health and safety and other matters impose significant costs on our prospective lessees, and future requirements could limit our prospective lessees’ ability to produce coal.

Our prospective lessees’ proposed coal mining operations would be subject to extensive federal, state and local regulations with respect to matters such as:

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

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In December 1997, the signatories to the convention established a potentially binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The U.S. Senate has not ratified the treaty commitments, and the former Bush administration officially opposed the Kyoto Protocol and proposed an alternative to reduce the intensity of United States emissions of greenhouse gases. With Russia’s ratification of the Kyoto Protocol in 2004, it became binding on all ratifying countries. The implementation of the Kyoto Protocol in a number of countries, and other emissions limits, such as those adopted by the European Union, could affect demand for coal outside the United States. If the Kyoto Protocol or other comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of natural gas also may affect the use of coal as an energy source.

New regulations have expanded the definition of black lung disease and generally made it easier for claimants to assert and prosecute claims, which could increase exposure to black lung benefit liabilities.

In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could significantly increase the Company and our prospective lessees’ future exposure to black lung benefits liabilities.

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

Extensive environmental laws and regulations affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our lessees’ coal sales to decline.

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

The characteristics of coal may make it difficult for coal users to comply with various environmental standards related to coal combustion. As a result, they may switch to other fuels, which would affect our anticipated coal royalty revenues.

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

Other new and proposed reductions in emissions of sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, the Environmental Protection Agency recently proposed separate regulations to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States. The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. In addition, Congress and several states are now considering legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. To the extent that any new or proposed requirements affect our prospective lessees’ customers, this would adversely affect our future corresponding operations and coal royalty revenues.

ITEM 2.  PROPERTIES

The Company is operating from the residence of its CEO, Dr. Johnny Thomas, with a mailing address at 2756 N. Green Valley Parkway, Suite 225, Henderson N.V. 89014, as most of our current operating activities will be out of state.  The Company’s telephone number is (702) 614-5333.

Breathitt Property

On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land in Kentucky. Total closing costs were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.  In August 2008, the Company commenced removing the timber on its 250 acre tract of land in Breathitt County, Kentucky, referred to herein as the Breathitt Property.  This is intended to enable the Company to gain road access to potential drilling sites.  Currently, the Company does not anticipate engaging in energy related operations on this property.

Owsley Property

On August 25, 2008, the Company exercised an option and purchased approximately 1,000 acres of land in Owsley County, Kentucky (the “Owsley Property”) pursuant to the Agreement to Assign Real Estate Purchase Option, dated January 8, 2008, between the Company and AMS.  Regarding the Owsley Property, initial timber removal is expected to commence in the first quarter of 2009 and mining is expected to commence during March or April of 2009 on about 88 acres.   We ultimately expect all surface mineable acres to be mined in five to seven years, commencing with approximately 100 acres in 2009 and early 2010.  The Company filed an initial coal permit application regarding the Owsley Property with the State of Kentucky, Division of Mining in November 2008.

Per the Coal Reserve Report for the Owsley Property, a copy of which has been furnished to the Commission’s Office of the Engineer, the Company is in the “development” stage, which includes issuers engaged in the preparation of an established commercially minable deposit for its extraction, and there were an estimated 364,611 tons of “proven” reserves and 443,076 tons of “probable” reserves on such property as of October 2008.  The property is comprised of nine tracts totaling approximately 986 acres in Owsley County, Kentucky.  Access to the property is gained by a county road, which bisects the same.  The Company has title to the surface and one- half of the coal mineral estate.  AMS Development, LLC has title to one-half of the coal mineral estate.  No mining has been conducted on the subject property and no mine infrastructure has yet been constructed, however, access roads exist. Excess overburden disposal sites have been selected and, for Phase 1, has been approved by the U.S. Army Corps of Engineers.  Exploration is complete for development purposes.  Ongoing exploration may be conducted as is typical of most mining properties.  Mining will be conducted using surface mining (open pit) techniques and auger mining methods.  No plant or permanent equipment exists on the subject property and no underground equipment is on site.  No electrical power will be required by the mining operation, as we contemplate using diesel equipment.  The economic mineral for the subject property is limited to bituminous coal.  Billy David Altizer, the person making the assessments in the Coal Reserve Report, is a managing member of Buckhorn Resources, LLC and LeeCo Development, LLC, both fifty percent owned subsidiaries of the Company, and is also the managing member of A&L Surveying and Engineering, LLC, a counterparty with the Company regarding development of the Owsley Property (as provided herein under the section entitled “Business – Land and Natural Resources; Development Agreement”).

Below is a map of the location of the Company's Owsley Property.

Buckhorn Property

Buckhorn Resources, LLC, a subsidiary of the Company, has its corporate headquarters  at 380 Barbourville Road, London, Kentucky. The London, Kentucky office space consists of approximately 2,000 square feet which it shares with LeeCo.  Buckhorn occupies this facility on a rent-free basis pursuant to a verbal agreement with A&L Surveying and Engineering, LLC, which is owned by Billy David Altizer, one of two of Buckhorn’s managing members.  We believe that our existing facilities are adequate for our current and reasonably anticipated future needs.

In addition, Buckhorn holds title to approximately 10,000 acres of land in Perry and Leslie counties referred to herein as the Buckhorn Property.  As set forth under “Legal Proceedings” below, Buckhorn was sued and has counterclaimed in a title dispute over approximately an additional 700 acres of land for which it claims ownership, the grantor of the Buckhorn Property reserved a $.30 per ton royalty for all coal mined by any party from the Buckhorn Property.

Under the Oil, Gas and Mineral Agreement (the “Rights Agreement”), as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2008, the Company acquired all right, title and interest in the oil, gas and other minerals underlying the Buckhorn properties, except for the $0.30 per ton coal rights retained by the grantor as described in the prior paragraph.

Buckhorn management anticipates mining activities and receipt of royalties to commence in calendar year 2010.  Management believes, based on its knowledge of the industry, that given current prices for this quality of coal, royalty rates are typically ten percent or approximately $8 per ton.  Based on CNSV’s 50% ownership of Buckhorn, CNSV will receive 50% of all royalties received by Buckhorn.  One managing member of Buckhorn has considerable experience in engineering, development and monitoring coal mining on a number of projects, including award winning reclamation projects. Other members of Buckhorn also have considerable experience in timber harvest and natural gas/oil drilling and all aspects of project planning and permitting required to assist CNSV in developing a model production site, with profitable energy development.

The reclamation process, following mining of the coal on the Buckhorn Property, will develop pastures of specific sizes, good roads to pastures and to approximately 200 natural gas/oil well drilling sites, ponds and watering sites throughout the property.  The permits filed are specific and the reclamation performance will be bonded.

Over the course of 2009 and 2010, the Company’s plans regarding the Buckhorn Property include: timber removal, filing coal permit application(s), finding locations for drilling sites for oil and natural gas wells and the potential development of such oil and natural gas wells.

LeeCo Property

On September 16, 2008, the Company purchased a fifty percent (50%) ownership interest in LeeCo from the Initial Owners pursuant to the LeeCo Agreement.

LeeCo filed an initial coal permit application with the State of Kentucky, Division of Mining with respect to the LeeCo Property in November 2008.  LeeCo currently leases coal rights from landowners on approximately 650 acres and believes it can obtain additional coal leases and oil/natural gas rights on a substantial amount of additional acres vis-a-vis third party landowners for the purpose of subleasing such properties to mining operators which would be responsible for extracting any potential coal, oil and natural gas assets that may exist under such properties, for which there is no assurance such natural resources exist at all or in marketable quantities.  Any royalties received by the Company or LeeCo shall be subject to a 1% interest which shall be retained equally between the Initial Owners.

LeeCo’s corporate headquarters are located at 380 Barbourville Road, London, Kentucky, which LeeCo occupies this office space on a rent-free basis and pursuant to a verbal agreement with A&L Surveying and Engineering, LLC, which is owned by Billy David Altizer, one of two managing members of LeeCo.  This 2,000 total square foot office space is shared by LeeCo and Buckhorn.

ITEM 3.  LEGAL PROCEEDINGS - LITIGATION

The Company is not a party to any legal proceedings.

Buckhorn Resources, LLC, a fifty percent (50%) owned subsidiary of the Company, remains subject to the following proceedings:

Begley Properties, LLC v. Buckhorn Resources, LLC, Leslie Circuit Court Case No. 05-CI-00275.  Begley Properties, LLC (hereinafter, “Begley”) filed an action against Buckhorn in the Leslie Circuit Court on September 29, 2005. The Complaint is an action to quiet title to approximately 500 acres of property located in Leslie and Perry Counties in Kentucky.  Most recently, Begley filed a motion for summary judgment in this case. Buckhorn has filed a response to Begley’s Motion for Summary Judgment, a Motion to Strike the Motion for Summary Judgment and a Statement of Disputed Facts. Begley’s motion is before the court for a ruling. It is unknown when the judge will make a ruling on the motion for summary judgment. Further, the likelihood of an unfavorable outcome in this matter is impossible to determine. The amount of loss Buckhorn would suffer in the event of an unfavorable outcome is unknown and cannot reasonably estimated at this time.

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

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period	High Trade	Low Trade

2008
Fourth Quarter	$1.20	$0.65
Third Quarter	$2.00	$1.01
Second Quarter	$2.25	$1.95
First Quarter	$2.50	$0.48

2007
Fourth Quarter	$0.45	$0.15

On March 20, 2009 there were 90 stockholders of record and 15,093,970 shares of our common stock issued and outstanding.

To date, we have never declared or paid any cash dividends on our capital stock and we do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

All issuances of restricted securities by the Company during the year ended December 31, 2008 were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.

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

General

The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products).  As discussed in the “Business” section, above, in view of the current economic climate and our obligation to maximize value for our stockholders, our primary business focus has shifted away from our proposed organic and natural food business to the development of our energy-related assets, primarily the ability to generate revenues from our coal related operations, through the harvesting of our inventory of timber, as well as from our proposed natural gas operations, for which there are no assurances such coal or natural gas resources exist in economically feasible quantities, if at all.  In the near term, we intend to lease our coal reserves in the eastern Kentucky region of the United States to experienced mine operators under long-term leases that grant the operators the right to mine and sell coal from our reserves in exchange for royalty payments. As of December 31, 2008, we owned or controlled land with approximately 364,611 tons of “proven” and 443,076 tons of “probable” coal reserves on its Owsley Property.  If at some point we are able to generate sufficient revenues from our energy related operations to support and sustain our initially planned organic and natural food business plans, the Company will consider how beneficial such platform would be for the Company and its stockholders.

Until the Company completed the acquisition of a 50% interest on Buckhorn Resources, LLC on May 20, 2008, the Company filed under the definition of a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and because the Company did not engage in any business activities that provide cash flow, nor had a sufficient level of assets.  The Company has provided in a Form 8-K, filed on June 30, 2008, current "Form 10 information," including audited financial statements which were first filed on a Form 8-K on May 27, 2008. The rules that require the filing of “Form 10 information” are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and refused to refinance existing debt or equity at all or on similar terms.  If funding is not available when needed, or is available only on unfavorable terms, we may be unable to fund our working capital requirements, debt or guarantee obligations, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Management believes that the Company may be able to generate revenues through coal development and the drilling of wells for oil and/or natural gas on its owned or leased land.  Given the current market conditions and the lack of debt or equity financing options available since the middle of 2008, management’s main objectives over the next twelve months and beyond are to develop its land and energy resources through the completion of the coal permitting process on its properties (including obtaining engineering, reserve, forestry and technical reports, as necessary, to support the existence of minable quality and quantity of oil and natural gas underlying the Company’s various properties) and to enter into leasing arrangements with third parties to provide for the mining of potential energy resources on its various properties, with the anticipation of receiving royalties in 2009 from our lessees’ activities.  The Company believes it can more readily enter into leases for coal given the access to expertise through AMS, its development group, as well as nearby access to transportation, and has proceeded with filing coal permit applications. Another reason for the focus on coal is that oil and gas extraction requires specialized infrastructure, including pipelines, in order to transport oil and natural gas from our properties, which the Company does not anticipate having in place in the near term.  As of the date of this report, the Company has not commenced mining activities or entered into leases with any coal mine operators, although it has been in discussions with four of the initial five coal operators for approximately six (6) months.  However, there can be no assurance that we will be able to locate and/or extract energy resources in economically feasible amounts, if at all, or enter into leases with coal operators.

In recent months commodity prices, including coal prices, have declined in the financial markets, and we expect to continue to see lower prices for coal in 2009. The U.S. coal market is being impacted by the global economic slowdown and it is difficult to determine how this will impact proposed coal production from our properties.  In the near-term, the global economic slowdown has lowered demand for coal which has resulted in a significant decline in spot coal prices especially in the Appalachian region over the past couple of months.  The price of spot coal has also been impacted by a decrease in the price of competing fuel sources including oil and natural gas.  Recently, the coal industry has announced cutbacks in supply in response to decrease in demand for coal.  These factors, which are beyond our control, may negatively impact our ability to engage lessees, negotiate royalties rates that are more favorable to the Company, as well as may impact the prices that our prospective lessees are able to receive for the sale of the coal.  Due to the uncertainties in the global market place, we are unable to forecast the price or demand for coal over the next few years.  However, long-term we believe that the demand for coal worldwide will continue to be strong.  We also believe that in the United States, coal will continue to be one of the most economical energy sources.

In terms of alternative sources of revenues or funding, management anticipates the continued harvesting of timber from our properties as a source of revenues over the next twelve months.  The harvesting of timber serves a dual benefit in that it also helps in clearing the land in connection with our proposed coal, oil and natural gas extraction activities. The Company is also seeking asset based financing from its prospective coal mining activities which it may utilize to meet outstanding obligations and for working capital purposes, of which there are no assurances such financing will be available.

The Company relied on its initial capitalization from its founders and the February 2007 Private Placement of $50,000 to pay its organizational expenses and audit and legal expenses for its initial registration statement.  Through loans of approximately $942,155, in the aggregate, from various affiliated entities and the receipt of approximately $160,600 and a commitment for $2,179,400 from the exercise of Warrants at a reduced exercise price of $1.00 per share in November and December 2007 (the “First Warrant Reduction”) and February 6, 2008 and April 30, 2008 (the “Second Warrant Reduction”), respectively, we were able to complete our first two land acquisitions, as well as to meet our ongoing reporting and compliance obligations.

 During the year ended December 31, 2008, the Company received its initial revenues of $13,153 from partial timber harvesting on its Breathitt Property.  During October through December of the year ended December 31, 2008, the Company also received $338,000 in cash from the payment of promissory notes payable to the Company by four non-affiliated parties in connection with the Second Warrant Reduction, whereby the Company issued 2,179,400 shares of  common stock through the exercise of 2,179,400 Class A Warrants at $1.00 per share.  This reduced the previous balance of $1,218,000 as of September 30, 2008, under the aforementioned promissory notes to $880,000 as of the year ended December 31, 2008.  The Company intends to seek additional funds from potential asset based financing providers with respect to its prospective coal bearing properties, for which there is no assurance coal exists at all or in economically feasible or marketable quantities and/or the exercise of outstanding Warrants in order to fund its proposed operations.

Management plans to continue to operate from home offices for the foreseeable future as most of the Company’s immediate operating activities will be in Kentucky.  The Company does not intend to hire any additional employees, at this time.  It expects to use contract service providers, such as AMS Development, LLC with which the Company contracted in connection with development services in connection with the Company’s purchase of 1,000 acres in Owsley County, Kentucky (as further described under the “Land  and Natural Resources” section above).

Land Related Activities

Our activities have been limited to the acquisition of land, commencement of the permitting process and entering into leases or energy-related contracts regarding proposed coal mining development activities in connection with our land, energy and corporate development plans, and the commencement of timber harvesting on our properties which started with the Breathitt Property in August 2008.  Management anticipates that all of its currently owned properties will also have timber harvested.  Our main business strategy over the next twelve to twenty-four months is to generate revenues from prospective mining operations to generate revenues for the Company.

The Company has acquired or leased an aggregate of approximately 11,900 acres (of which 650 acres are leased through LeeCo Development, LLC, a 50% owned subsidiary of the Company which acquisition occurred on September 16, 2008), as described above under “Land and Natural Resources.”  Management expects to continue acquiring land in 2009 in the event we receive adequate financing.  In August 2008, the Company commenced removing the timber on its 250 acre tract of land in eastern Kentucky referred to as the Breathitt Property, in order that the Company may gain road access to potential drilling sites.  Partial timber removal from the Breathitt Property resulted in $13,153 in revenues, which was applied to offset amounts owed by the Company on November 20, 2008 to Pat Mitchell Enterprises, Inc. in connection with the Company’s purchase of its interest in Buckhorn.

On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land in Kentucky. Total closing costs were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.   The Company received a loan of $190,000 in the aggregate, in November, 2007 from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, a former officer and director of the Company.  Of this amount, $65,000 of principal and interest was repaid prior to December 31, 2007.  In August 2008, the Company commenced removing the timber on its 250 acre tract of land in Breathitt County, Kentucky (the "Breathitt Property").  This is intended to enable the Company to gain road access to potential drilling sites.  Currently, the Company does not anticipate engaging in energy related operations on this property.

On May 20, 2008, the Company completed the acquisition of a fifty (50%) percent equity ownership interest in Buckhorn Resources, LLC, a  Kentucky limited liability company (“Buckhorn”), pursuant to that certain Property Agreement, dated March 27, 2008, between the Company and Billy David Altizer, Pat E. Mitchell, Howard Prevette, William Dale Harris (collectively, the “Sellers”) and Buckhorn (the "Property Agreement").  Other than in respect to this transaction, the Company did not have any material relationship with the parties to the Property Agreement.

Buckhorn owns approximately 10,000 acres of land in eastern Kentucky, including all rights to coal that may exist on or under the property, except for a $.30 per ton coal right retained by an unaffiliated third party who is the former owner of the property (EK, as described below).  Approximately 500 acres remains subject to a lis pendens in connection with the Begley litigation, more fully described under “Business-Legal Proceedings” in this report.  CNSV can use the surface rights on the first 5,200 acres, for which a higher value use has not been identified, at no additional charge for its proposed grass fed grazing/organic farming operations. CNSV shall have the right of first refusal on any offer made for agricultural use of the surface acres, should it later decide to pursue its organic and natural food operations, unless or until a higher value use is determined.

The total consideration for this acquisition was $4,200,000, consisting of: (i) $2,100,000 in cash or installment payments, whereby $550,000 was paid by the Company in cash at the closing and $1,550,000 remains payable by the Company in installments over the next twelve months (which amount includes: (a) an unsecured promissory note in the aggregate principal amount of $1,000,000, and (b) $550,000 in capital contributions payable post-closing out of the total $600,000 of the cash consideration component promised as capital contributions at closing (the other $50,000 in capital contributions were paid at closing) to fund development activities on the property such as title work, vigorous defense and prosecution of lawsuits, and obtaining coal-mining permits); and (ii) an aggregate of 1,093,750 shares of the Company’s restricted common stock, valued at $1.92 per share, or $2,100,000 in the aggregate.  The shares are subject to a lock-up/leak-out agreement permitting aggregate weekly sales of up to 21,034 shares commencing on April 1, 2009 through April 1, 2010. CNSV will guarantee payment of the $2,100,000 value of the shares as long as the shares are sold in accordance with the terms of the lock-up.  Any proceeds from the sale of such common stock in excess of $4.80 per share (the “Surplus” as defined in the Property Agreement) shall be paid to CNSV.

As of the year ended December 31, 2008, the Company has made the following payments to the initial Buckhorn owners in connection with the Company’s purchase of their fifty percent interest in Buckhorn - $78,153 in October 2008 consisting of the following amounts: $25,000 to David Altizer d/b/a A&L Surveying and Engineering, LLC, $40,000 to Timber Mine Enterprises, and $13,153 to Pat Mitchell Enterprises, Inc. which were sourced from the Company’s initial timber revenues on part of the Breathitt Property. The $78,153 payment reduced the $500,000 amount due under the November 20, 2008 installment payment of the unsecured promissory note to $421,847, resulting in an aggregate unpaid principal balance of $921,847 as of December 31, 2008.

The other component of the $1,550,000 in aggregate installment payments due post-closing, namely the $550,000 in capital contributions that remained owing by the Company to Buckhorn post-closing under the terms of the Buckhorn Transaction, had its balance reduced as of the year ended December 31, 2008.  During the fourth quarter, the Company made payments totaling $29,500 towards Buckhorn’s working capital requirements, which consisted of $9,500 to forestry expert in connection with a forestry report and $20,000 to Buckhorn directly for working capital purposes.  As of the year ended December 31, 2008, the Company made a total of $83,818 in capital contributions to Buckhorn (which included the aforementioned $29,500 amount), reducing the total balance due on the $600,000 capital commitment to $516,183.

Management retained a forestry expert to inventory timber on approximately 1,100 acres of the Buckhorn Property to enable management to commence harvesting timber when appropriate taking into consideration timber prices, cash flow needs, accessibility and other related issues.

On August 25, 2008, the Company exercised an option to purchase approximately 1,000 acres of land in Owsley County, Kentucky pursuant to the Agreement to Assign Real Estate Purchase Option, dated January 8, 2008, between the Company and AMS Development, LLC (“AMS”), whereby AMS assigned and transferred its interest in an option to purchase the Owsley Property from Larry Bruce Herald (the “Owsley Option Assignment”), and the Extension of Real Estate Option to Purchase Agreement, dated June 13, 2008, between the Company and Larry Bruce Herald (the “Owsley Option Extension”, collectively with the Owsley Option Assignment shall be referred to as the “Owsley Option Agreements”) and completed such acquisition for a purchase price of $1,000,000 pursuant to the Real Estate Sale and Purchase Agreement, dated January 8, 2008 (the “Owsley Purchase Agreement”).

The purchase price regarding the Owsley Property was paid to Larry Bruce Herald as follows: (i) $500,000 in cash at the Closing; and (ii) $500,000 pursuant to a promissory note made as of the Closing Date and due October 15, 2008, on a non-interest bearing basis (the “Note”) and mortgage of even date on the Owsley Property to secure payment under the Note (the “Mortgage”).   Under the terms of the Note, Larry Bruce Herald may accelerate the Note and repossess the Owsley Property upon a “default”, which is defined in the Note as the failure to make installment payments of principal when due, or to fulfill covenants and agreements therein, or the filing of a petition in bankruptcy by the Company or the involuntary petition in bankruptcy filed against it, or the Company’s making of an assignment for the benefit of creditors.  In addition, the Company cannot re-borrow or receive advances regarding any amounts repaid under the Note.  The cash funds used to purchase the Owsley Property have been provided from Johnny R. Thomas, the Company’s CEO, who loaned the Company $513,655 for the Closing pursuant to a promissory note, with interest at 6% per annum which is payable upon demand, subject to availability of funds.  In October of 2008, the Company made a $200,000 principal payment under the Note, which reduced the unpaid principal balance thereunder to $300,000 as of December 31, 2008.

On August 26, 2008, the Company entered into an agreement with AMS regarding certain engineering, consulting and administrative services that AMS has agreed to provide in connection with the development of the Owsley Property for proposed coal mining activities (the “Development Agreement”).  Services under the Development Agreement also include the handling and preparation of all coal permitting applications and information required by applicable regulatory and administrative agencies that oversee coal mining activities, as well as the structuring and handling of the mining and reclamation plans (the “Services”) with the goal of commencing mining operations within six months of the date of the Development Agreement using each party’s reasonable best efforts.

As consideration for entering into the Development Agreement, AMS received consideration of: (1) $100,000, which amount was placed in escrow at the time the parties entered into the Owsley Option Assignment and has since been released from escrow; (2) assignment by the Company to AMS of 50% of the coal royalty rights with respect to the Owsley Property, which rights vested as of the Closing, with a mineral deed relating to such rights to be filed promptly thereafter; and (3) $400,000 through the issuance of 200,000 shares of the Company’s restricted common stock, par value $.001 per share valued at $2.00 per share which was the ten day market average when the Owsley Option Assignment was negotiated and executed.  The Development Group anticipates mining activities to commence in calendar year 2009, with receipt of royalties expected to commence in March or April of 2009.

Regarding our Owsley Property (1,000 acres), we expect initial timber removal to commence in the first quarter of 2009, and mining is expected to commence during March or April of 2009 on about 88 acres. We ultimately expect all surface mineable acres to be mined in five to seven years, commencing with approximately 100 acres in 2009 and early 2010.

On September 11, 2008, the Company entered into an agreement by and among Billy David Altizer (“Altizer”), Pat E. Mitchell (“Mitchell”), and LeeCo Development LLC, a Kentucky limited liability company (the “LeeCo Agreement”), having an effective date as of June 19, 2008.  LeeCo currently leases coal rights from landowners on approximately 650 acres and believes it can obtain additional coal leases and oil/natural gas rights on a substantial amount of additional acres vis-a-vis third party landowners.  The LeeCo Agreement was closed on September 16, 2008, and provided for the purchase of a fifty percent (50%) ownership interest in LeeCo from the two original members of LeeCo (the “Initial Owners”).  The LeeCo Agreement also provided for the Company’s acquisition of all current and future oil/natural gas rights owned or obtained by LeeCo, which development rights shall be transferred to the Company either through assignment from LeeCo to the Company or preferably directly by contract with the owner of subject properties, subject to a 1% interest which shall be retained equally between the Initial Owners.  This royalty shall  be payable on the oil/natural gas leases obtained on properties signed by LeeCo and transferred to the Company.  Under the LeeCo Agreement, the Company has the sole responsibility and authority to make all oil/natural gas decisions with respect to such current and future rights.

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

Also at the closing, the Company and the Initial Owners deposited $100,000 as a capital contribution to LeeCo in proportion to their respective ownership interests, consisting of $25,000 from each of the Initial Owners and $50,000 from the Company, which capital contribution is to be used for working capital purposes.  The Company also became a manager and member of LeeCo.  The Company appointed its President and CEO, Johnny R. Thomas, to perform the duties associated with this role until the Company notifies LeeCo of a change by written notice.

Effective March 31, 2008, the Company entered into an Option Oil, Gas and Mineral Agreement (the “EK Option Agreement”) with Eastern Kentucky Land Corporation, a Kentucky corporation (“EK”), which provided that the Company shall have until October 1, 2008 (the “Option Period”) to close the Oil, Gas and Mineral Agreement  (the “Rights Agreement”), attached as Exhibit A to the EK Option Agreement.

Effective September 22, 2008, the Company closed on the Rights Agreement, and acquired all right, title and interest in the oil, gas and other minerals that may exist on the Buckhorn Property, as described above, except for the $0.30 per ton coal rights retained by EK when the Buckhorn Property was transferred to Buckhorn (the “Rights”).   The total consideration paid by the Company under the Rights Agreement was $1,000,000, and consisted of: (i) $200,000 in cash; and (ii) $800,000 through the issuance of 415,584 shares of unregistered common stock of the Company, at a price of $1.925 per share.  The EK Option Agreement extended the time to close on the Rights Agreement to allow for the Company’s performance of due diligence activities in connection therewith, while allowing the Company to retain the agreed upon financial and other terms existing under the Rights Agreement.

Under the EK Option Agreement, the Company paid EK $20,000 on April 8, 2008 and paid an additional $30,000 total as of the closing date which amounts were credited against the $200,000 cash component under the Rights Agreement, leaving the balance of $150,000 which was paid at closing.

Vector and Transfer of Assets into Separate Subsidiaries

As of July 1, 2008, the Company acquired all of the capital stock of Vector Energy Services, Inc. (“Vector”), a Delaware corporation without any significant assets, from its Chief Financial Officer, John Francis, for nominal consideration of ten dollars.  The Company has different potential energy resources, and intends to conduct all or a portion of its proposed oil and gas business primarily through Vector as a wholly-owned subsidiary, its proposed coal business through a yet to be formed affiliated entity, and anticipates placing its organic and natural food related assets into Artisan Organics Inc. (“Artisan”), a yet to be formed Delaware corporation, for the purpose of holding such assets separate from its non-foodservice operations as well as for future use, should the Company decide to pursue its initially planned organic and natural food business plans.  In connection therewith, management anticipates transferring certain oil and/or gas contracts (including the potential cashflows therefrom) into Vector, coal assets into a yet to be formed affiliated entity, and organic and natural food related assets, such as our  “Choice Organic Family” trademark, into Artisan.  However, the terms, assets and timetables of any asset transfer have not been negotiated and depend on the availability of potential funding sources.  References in this report to CNSV do not take into account any future transfer of assets to Vector, Artisan, or any anticipated transfer of coal rights or contracts to a yet to be formed affiliated entity.

Management believes that, given the differences within the energy industry, for example, among coal, oil and natural gas, separating the Company’s assets into separate legal entities will better enable the Company to seek funding from different sources specializing in such different asset classes.  Separation of the assets also simplifies the ability to collateralize against such assets and limits the wide disparity of attendant liabilities representative of such different asset classes, particularly where potential funding is specific to a given developmental project.  It will also simplify the recruitment of personnel for the separate divisions and simplify compensation incentives and evaluation for the different asset classes, as well as permit the Company’s organic and natural food assets to remain separated from its energy-related activities, thereby allowing the Company to use these assets at some point in the future if it decides to resume its organic and natural food strategy, without as much concern for liabilities or encumbrances that could have otherwise resulted from exposure to the Company’s energy related operations.

Liquidity and Capital Resources

The Company has a limited commercial operating history, and has limited revenues or earnings from operations to date.

On October 22, 2007, the Company received a $10,000 loan from an entity controlled by two of its officers, and a loan of $180,000 on November 6, 2007, from an affiliated entity owned jointly by the Company's CEO and his wife, Helen Thomas, a former officer and director of the Company.

During November and December 2007, the Company received an aggregate of $160,600 from the exercise of Class A Warrants by Selling Stockholders or their transferees, at the reduced exercise price of $1.00 per share.  In addition, two founders exercised unregistered Class A Warrants at such reduced price, resulting in $4,636 in proceeds received by the Company.  On February 5, 2008, the Company’s Board of Directors again reduced the exercise prices of the warrants to $1.00 per share, which exercise price reduction lasted from February 6, 2008 through April 30, 2008.  As of the year ended December 31, 2008, the Company received a commitment for $2,179,400 from the exercise of warrants including: (i) $1,299,400 in cash consisting of $1,256,400 in cash from the payment of promissory notes, $23,000 in debt reduction and an additional $20,000 in debt reduction which was categorized as payment for services provided by a non-affiliated third party (in the form of common stock issued upon exercise of warrants), and (ii) $880,000 remaining in notes payable to the Company.  The purpose of the Second Warrant Reduction was to provide the Company with additional funds to close the pending acquisitions and to negotiate additional transactions.

The Company has also received loans from Johnny R. Thomas, its Chief Executive Officer and President.  On September 16, 2008, Johnny R. Thomas loaned the Company $66,500 pursuant to a promissory note, with interest at 6% per annum payable upon demand, subject to availability of funds, in connection with the cash component of the purchase price for the LeeCo Transaction.  On August 25, 2008, Johnny R. Thomas loaned the Company $513,655 pursuant to a promissory note, with interest at 6% per annum, payable upon demand, subject to availability of funds, in order to pay the $500,000 cash component of the purchase price on the Owsley Transaction, as well as $13,655 in closing costs.  As of September 22, 2008, Johnny R. Thomas loaned the Company $150,000 pursuant to a promissory note, with interest at 6% per annum payable upon demand, subject to availability of funds, in order to pay the $150,000 cash component of the purchase price on the EK Transaction.  Johnny R. Thomas also loaned the Company $50,000 in the aggregate over the past six months to cover the extension payments under the EK Option Agreement by way of a separate promissory note having the same terms as the $150,000 loan in the previous sentence.

The Company has limited financial resources and, prior to its first land acquisition in November 2007, its activity had been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates.  We will, in all likelihood, sustain operating losses until the receipt of royalty revenues from the Company’s energy-related operations.  This will result in the Company incurring a net operating loss that will increase continuously until the Company can generate royalty revenues in excess of its expenses in order to operate profitably, of which there are no assurances this will occur.

In the event the Company is unable to generate a sufficient amount of coal royalties or timber royalties within the next twelve months, the Company will require additional capital resources and financing to implement its business strategy and support the Company's operations.  The ability to generate such coal royalty revenues will likely be impacted by the recent material declines in coal prices.  Given that debt or equity financing has been unavailable to the Company since the middle of 2008 the Company is seeking asset based financing from its prospective coal mining activities.  However, as a result of the economic conditions, there can be no assurance that any additional financings will be available to us that any affiliate will make additional loans, or that adequate funds for our operations will otherwise be available when needed or on terms that are acceptable to us or at all. Depending on the Company’s ability to service its obligations under various loans, notes and guarantees to its counterparties, which are dependent largely on its ability to generate revenues from coal royalties and timber royalties, the Company may require additional capital sooner than anticipated.  The inability to secure financing within the next twelve months may have a material adverse effect upon the Company, which could result in the loss of your investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. The Company has had no revenues and has generated losses from operations.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, or financing from the exercise of warrants, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Revenue Recognition

The Company recognizes revenues when the product or service is delivered and accepted by the customer.  During 2008, the Company realized revenues from the sale of timber grown on its property.

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

Results of Operations For the Year Ended December 31, 2008 as Compared with the Year Ended December 31, 2007

Revenues. The Company received its initial revenues during the year ended December 31, 2008, consisting of $13,153 from partial timber removal on our properties.  The Company did not receive any revenues during the year ended December 31, 2007.  We expect that our initial revenues will be derived from coal royalties or other energy revenues from our land acquisitions.

Operating expenses. We have incurred general and administrative expenses of $503,766, for the year ended December 31, 2008, which expenses are comprised primarily of reporting expenses, professional fees and expenses incurred in connection with the Company’s land acquisitions.  A large part of the Company’s operating expenses for the year ended December 31, 2008 are reflected in the significant accounts payable and accrued expense balance of $353,311, which consisted of large balances due in legal fees and consulting fees, balances due for travel, and property tax payments, among other items.  In addition, an aggregate amount of $9,100 was paid to third parties in connection with the preparation of technical reports regarding potential oil and natural gas reserves on both our Buckhorn and Owsley Properties.  For the period from inception on January 26, 2007 through December 31, 2007, the Company had general and administrative expenses of $176,517.  These expenses were comprised primarily of SEC and state "Blue Sky" filing fees, professional fees and expenses incurred.

Net loss. Net loss was $541,631 or ($.04) per share for the year ended December 31, 2008, reflecting the impact of general and administrative costs and interest expenses incurred.  Net loss was $176,517 or ($.02) per share for the period from inception on January 26, 2007 through December 31, 2007, reflecting the impact of organizational, reporting, compliance and land acquisition costs incurred.

Liquidity and Capital Resources as of December 31, 2008

The Company had cash of $83,099 and a working capital deficit of $2,268,682 at December 31, 2008.  We also had an accumulated deficit of $718,148 on our balance sheet as of December 31, 2008.

During the year ended December 31, 2008, the Company received a commitment for $2,179,400 through the issuance of 2,179,400 shares of its common stock as a result of warrant exercises of 2,179,400 Class A Warrants at $1.00 per share in connection with the Second Warrant Reduction between February 6, 2008 and April 30, 2008.  As of December 31, 2008, the exercise price of $2,179,400 had been paid to the Company as follows: (i) $1,299,400 through a combination of cash ($1,256,400) from the payment of promissory notes issued to the Company in connection with prior warrant exercises, debt reduction ($23,000), and additional debt reduction ($20,000) which was categorized as payment for services provided by a non-affiliated third party (in the form of common stock issued upon exercise of warrants); and (ii) $880,000 remaining due under promissory notes payable to the Company by four non-affiliated parties, reflecting $338,000 in cash payments made during the fourth quarter, reducing the principal balance from $1,218,000 as of the quarter ended September 30, 2008.  The aforementioned promissory notes were due and payable on or before August 15, 2008, however, were extended to March 31, 2009 by the Company’s board of directors.

During 2008, the Company issued 1,934,334 shares of its common stock for properties valued at an average of $1.94 per share, or an aggregate of $3,750,000.

Net cash used by operating activities was $180,433 for the year ended December 31, 2008, which was attributable to our net loss of $541,631, as offset by a significant increase in accounts payable of $342,579 and common stock issued upon exercise of warrants in repayment of services provided by a non-affiliated third party in the amount of $20,000.

Net cash was used in investing activities of $2,117,820 was primarily used in connection with land acquisitions.

   Net cash provided by financing activities was $2,302,870, representing an aggregate of $1,279,400 in proceeds from Common Stock issued in connection with the exercise of Class A Warrants at a reduced exercise price of $1.00 per share.  The Company also recorded an aggregate of $1,432,655 in proceeds from loans payable, of which $409,185 had been repaid during the year ended December 31, 2008.

As a result of the foregoing, the Company had a net increase in cash of $4,617 for the period ended December 31, 2008.

In connection with the acquisition of various properties in 2008, we incurred a $3,750,000 non-cash potential liability as a result of the issuance of common stock as consideration, in part, and the guarantees made by the Company regarding the value of such securities per certain lock-up arrangements.

We will need additional capital within the next twelve months to cover ongoing operating expenses and increasing accounts payable, including obligations under loans, notes and guarantees.  The Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the year ended December 31, 2008.  The Company's future liquidity and cash requirements will depend on a wide range of factors, including the receipt of revenues from the development of energy resources on land, which will be impacted by recent coal price declines.  In particular, the Company is seeking asset based financing, given that debt or equity financing has been unavailable to the Company since the middle of 2008.  Given the economic crisis, there can be no assurance that such potential asset based financing would be available in amounts and on terms acceptable to the Company if at all.

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

Net cash was used in investing activities of $189,469 was primarily used in connection with land acquisitions.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

As required by Rule 13a-15 or 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified that, as of that date, there was a significant deficiency, or a combination of deficiencies, in our internal control over financial reporting resulting from our lack of an Audit Committee to oversee the effectiveness of the internal control system.  An effective Board of Directors and Audit Committee and other corporate governance functions play an extremely important oversight role in the internal control system of a company.  If there is no such function or if the function does not operate comprehensively and proactively, there is a reasonable possibility that significant internal control deficiencies cannot be detected or prevented.

In order to correct the foregoing deficiency, we have taken the following remediation measure:

1.
Our Board of Directors plans to establish an audit committee consisting of directors that are each “independent” as that term is defined under the Nasdaq Marketplace Rules, as specified below under the section “Directors and Executive Officers of the Registrant – Audit Committee.” We anticipate that our audit committee will be responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	implementing, annually reviewing and reassessing the adequacy of an audit committee charter;

•	such other matters that are specifically delegated to our audit committee by our Board of Directors from time to time;

•	meeting separately and periodically with management and our internal and independent auditors; and

•	reporting regularly to the full Board of Directors.

These functions have been and are currently being performed by the Board of Directors. However, we believe that the implementation of an independent audit committee performing these functions and an audit committee charter will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps, once effected, and make any changes that our management deems appropriate.

Our management does not believe that this significant deficiency is a material weakness or that it had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2008 to contain a material misstatement.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table provides information concerning each officer and director of the Company. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Names	Ages	Position
Johnny R. Thomas	67	Chairman of the Board, Chief Executive Officer and President
John C. Francis	59	Vice President, Chief Financial Officer, Secretary/Treasurer and Director

Johnny R. Thomas has served as Chairman of the Board, Chief Executive Officer and President since the Company’s inception on January 26, 2007. For more than the past five years, Dr. Thomas has been self employed as an investor in securities, real estate and limited custom home development. Since January 2000, Dr. Thomas has been a managing member of Falcon Financial Group, LLC, financial consultants; which has suspended its operations as of December 31, 2008 and is inactive at this time.  Prior thereto, he was a founder and served as Chairman of the Board and CEO of AgriBioTech, Inc. from September 1993 until February 1999. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Dr. Thomas’s departure from the Company.  Dr. Thomas received his Ph.D. in genetics/plant breeding from Oregon State University in 1966.

John C. Francis has served as Vice President, Chief Financial Officer and a director of the Company since its formation on January 26, 2007 and has served as Secretary/Treasurer since September 16, 2008.  He has served as the President and a director of Native American Television Network, Inc. (NATVN) since June 2004. NATVN is establishing the first Western hemispheric, pan-tribal digital cable channel, to broadcast Native American television programming, however it is in the early stages of its development with its activities limited to capital formation.  Mr. Francis has served as Managing Member of Acalan, LLC since its formation in 1998. Acalan is a new media company specializing in the development, production and distribution of transformational media and is currently inactive.  Mr. Francis has also been a managing member of Falcon Financial Group, LLC since January 2000.  Falcon Financial Group, LLC has suspended its operations as of December 31, 2008 and is inactive at this time. He served as Chief Financial Officer (from April 1994 to April 1996), vice-president, secretary and director (April 1994 through January 1999) of AgriBioTech, Inc.  AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Mr. Francis’ departure from the Company.

Dr. Johnny Thomas and John Francis are employed on a full-time basis by the Company.

Scientific Advisory Board

Management of the Company began forming a scientific advisory board of professionals (the “SAB”) with the hiring of  Mr. Henry P. Sartorio on June 18, 2007.  Mr. Sartorio is a patent attorney specializing in intellectual property law.  From 2004-present, Mr. Sartorio has been a consultant advising small businesses, particularly in the fields of material science, instrumentation and solar energy systems. Mr. Sartorio was formerly Patent Attorney at the University of California Lawrence Livermore National Laboratory - Patent Prosecution from 1977-1988, particularly focusing on the fields of lasers and optics, electronics, instrumentation, chemical engineering, materials science; copyright law; government contracts; and technology licensing. He also served as Deputy Laboratory Counsel, Head of Patent Department from 1989-1998 and managed six attorneys.  From 1999-2003, Mr. Sartorio served as a patent attorney, particularly in the fields of physics and instrumentation at the University of California Lawrence Berkeley National Laboratory.  Mr. Sartorio received his B.S. Physics in 1966 and his M.S. Aeronautics & Astronautics (Instrumentation and Control Systems) in 1971 from the Massachusetts Institute of Technology. He received his Juris Doctor in 1977 from the George Washington University National Law Center. Mr. Sartorio's Professional Memberships include being a member of the California and Massachusetts state bars; being registered to practice before the United States Patent and Trademark Office; and being a past co-chair of the patent committee of the California State Bar Intellectual Property Section.  On June 18, 2007, Mr. Sartorio signed a three-year consulting agreement with the Company as an independent contractor.  He was granted 90,000 shares of Common Stock of the Company, vesting one-third upon signing and one-third on each of the next two anniversary dates of the agreement.

Currently, Mr. Sartorio is the only member of the SAB board which was initially intended to consist of professionals from both within and outside of the foodservice industry.  However, given the Company’s recent decision to focus its efforts on energy development, and Mr. Sartorio’s background and expertise in the areas of energy, alternative fuels and “green” technologies, management believes he is well suited to searching for new technologies in connection with the Company’s shifting focus towards energy development activities.  We anticipate that any future member of the SAB will be selected on the basis of their ability to contribute to the technological development of the Company’s energy-related focus.

Code of Ethics

As of December 31, 2008, the Company has not adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company desires to appoint independent members to the Board of Directors before adopting such a code. As our business expands, the Company shall commence searching for individuals who would be considered independent, as well as qualified to serve as directors.

Audit Committee

As of December 31, 2008, we did not have a separate audit committee. Rather, our Board of Directors performed all the functions that may be delegated to an audit committee. Based on our small size and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective. We intend, however, to establish an audit committee of the board of directors as soon as practicable. We envision that such audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The Company’s executive officers have commenced researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee, as well as candidates that qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2008, or accrued within the current fiscal year as to the Chief Executive Officer, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year whose total annual salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johnny R. Thomas, CEO and President (1)	2008	$-0-	$ -0-	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-
	2007	$-0-	$ -0-	$ -0-	$1,000(2)	$ -0-	$ -0-	$ -0-	$1,000

(1)  Served as chief executive officer from January 26, 2007 (inception) through present.

(2)  On August 21, 2007, each of Dr. Thomas, and the other two executive officers of the Company were awarded Class A Warrants to purchase 1,000,000 restricted shares of common stock at an exercise price of $3.00 per share for services as officers and directors of the Company, valued at an aggregate of $3,000.  The exercise price of these warrants are subject to temporary reduction upon written notice of the Company (at its sole discretion). At the end of such discretionary reduction period, the price shall revert back to the defined Exercise Price.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Johnny R. Thomas	1,000,000(2)	-0-	-0-	$3.00(1)	12/31/09	-0-	$-0-	-0-	$-0-

(1)  The Common Stock of the Company as listed on the OTCBB had a market value of  $1.20 per share on December 31, 2008, based on the last reported trade.

(2)  Class A Warrants to purchase 3,000,000 shares of common stock in the aggregate (or 1,000,000 each) were granted on August 21, 2007 to each of the Company’s three officers and directors at the time, as compensation for services rendered to the Company.

Director Compensation

The following table presents information regarding the compensation of our directors during the fiscal year-ended December 31, 2008, except for Johnny R. Thomas, our Chief Executive Officer, whose compensation is described in the Summary Compensation Table above.  Other than the stock awards and warrant grants appearing therein, we have paid no cash compensation to the officers or directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
John Francis	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Helen Thomas	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1) Class A Warrants to purchase 3,000,000 shares of common stock in the aggregate (or 1,000,000 each) were granted on August 21, 2007 to each of the Company’s three officers and directors at the time, as compensation for services rendered to the Company, valued at $3,000 in the aggregate, or $1,000 individually.

2007 Employee Stock Incentive Plan

The Company has adopted the 2007 Employee Stock Incentive Plan (the “2007 Plan”) in order to motivate participants by means of stock options and restricted shares to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2007 Plan provides for the grant of any combination of stock options to purchase shares of Common Stock or restricted stock to our directors, officers, employees and consultants and those of any subsidiaries. The 2007 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 5,000,000 shares of Common Stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2007 Plan shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (“ISO’s”), or non-qualified stock options (“NQSO’s”). Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2007 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2007 Plan was adopted by the Board and Shareholders on January 27, 2007. The 2007 Plan will terminate on January 27, 2017.  No options have been grated, to date, under the 2007 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own more than 5% of any class of our common stock, and all officers and directors as a group, as of the date of this report.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Outstanding Shares Owned(2)

Johnny R. Thomas(6)	Common Stock	4,415,000	(3)	25.9%
John C. Francis(6)	Common Stock	6,571,100	(4)	43.5%
Helen Thomas(6)(7)	Common Stock	7,221,768	(4)(5)	47.8%
All Officers and Directors as a Group (2 persons)	Common Stock	10,986,100		53.4%

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

(2)
Based on 15,093,970 Shares issued and outstanding as of March 20, 2009. Does not include Shares of common stock issuable upon exercise of a Class A Warrant issued for each share of common stock currently issued and outstanding exercisable for one share of common stock and one Class B Warrant issuable for one share of common stock and one Class C Warrant exercisable for one share of common stock.

(3)
Includes an aggregate of 2,451,768 of Common Stock issued and outstanding and 1,963,232 shares of Common Stock issuable upon currently exercisable Class A Warrants, but does not include an equal number of shares of Common Stock issuable upon exercise of both Class B Warrants and Class C Warrants issuable upon exercise of Class A Warrants.  Dr. Thomas’ beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Dr. Thomas, as noted below: 3,536 Shares held by Meadow Lark Holdings LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 20,000 Shares held individually by Dr. Thomas, 2,390,000 Shares held by JRT Trust, an entity established for estate planning purposes, 60,000 Shares held by Serene Art LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), and 10,000 shares held by Estancia LLC.  Dr. Thomas disclaims beneficial ownership of all Shares held by his wife, Helen Thomas, Bosque FLP, Capilla Holdings LLC, Pikes LLC, and Manzano Family Limited Partnership, and Helen Thomas disclaims beneficial ownership of all Shares owned by Dr. Thomas.

(4)
Includes an aggregate of 3,036,100 shares of Common Stock issued and outstanding and 3,535,000 shares of Common Stock issuable upon currently exercisable Class A Warrants, but does not include an equal number of shares of Common Stock issuable upon exercise of both Class B Warrants and Class C Warrants issuable upon exercise of Class A Warrants.  Mr. Francis’ beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Mr. Francis, as noted below: 51,100 Shares held individually by Mr. Francis, 30,000 Shares held by Mr. Francis’s wife and two children, 1,505,000 held by Putun LLC (100% owned by John Francis), 100,000 Shares owned by Excalibur Trust, of which Mr. Francis is sole trustee, 1,000,000 Shares owned by Unicorn Trust of which Mr. Francis’ wife is sole trustee and 350,000 Shares held by Camelot, FLP an entity established for estate planning purposes. Mr. Francis disclaims beneficial ownership of all Shares held by his wife, Unicorn Trust and Camelot, FLP.

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

(6)	Except as otherwise noted each person’s address is c/o the Company, 2756 N. Green Valley Parkway, Suite 225, Henderson, NV 89014.

(7)	Helen Thomas resigned from her position as Secretary/Treasurer and director of the Company effective September 16, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the information indicated with respect to our stock option plan as of December 31, 2008, under which our common stock is authorized for issuance compensation.

	Number of Securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,000,000	N/A	5,000,000
Equity compensation plans not approved by security holders	--	--	--
Total	5,000,000	--	5,000,000
(1) The 2007 Employee Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

As of September 22, 2008, in connection with the EK Transaction Johnny R. Thomas loaned the Company $150,000 pursuant to a promissory note, with interest at 6% per annum, payable upon demand,  subject to availability of funds.  Also in connection with the EK Transaction, Johnny R. Thomas loaned the Company an aggregate amount of $50,000 which was paid out over the past six months under the EK Option Agreement, pursuant to a separate promissory note, with interest at 6% per annum, payable upon demand, subject to availability of funds.

On September 16, 2008, Johnny R. Thomas loaned the Company $66,500 pursuant to a promissory note, with interest at 6% per annum, which is payable upon demand, subject to availability of funds in connection with the cash component of the purchase price for the LeeCo Transaction.

On August 25, 2008, Johnny R. Thomas loaned the Company $513,655 pursuant to a promissory note, with interest at 6% per annum, which is payable upon demand, subject to availability of funds, in order to pay the $500,000 cash component of the purchase price on the Owsley Transaction, as well as $13,655 in closing costs.

Pursuant to a Stock Purchase Agreement, dated as of July 1, 2008, the Company acquired 1,000 shares of common stock of Vector, which constitutes all of its issued and outstanding capital stock, from the Company’s Chief Financial Officer, John Francis, for nominal consideration consisting of ten dollars.  Vector does not currently have significant assets.

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

On October 22, 2007, the Company received a $10,000 loan and on November 6, 2007, the Company received a loan of $180,000, respectively, from Meadow Lark Holdings LLC, a Nevada limited liability company owned jointly by Johnny Thomas (the Chairman of the Board, Chief Executive Officer and President of the Company) and Helen Thomas (then Secretary/Treasurer and a director of the Company). The terms of the loan(s) provide for six percent interest, due upon demand, subject to availability of funds.  The Company placed $5,000 in a land option account with a third party, with instructions to negotiate options to purchase land for organic farming purposes.  On November 8, 2007, the Company used the loan proceeds to close on the purchase of approximately 250 acres of land in Kentucky.  The Company’s expectation at this time is to use the property for the proposed harvesting of limited timber. Total closing cost were $185,101, including $8,750 paid to Sitter Drilling LLC, an unaffiliated party, as a finders/negotiation fee.

On August 21, 2007, CNSV issued to each of its three executive officers Class A Management Warrants to each purchase 1,000,000 shares of common stock at $3.00 per share for services rendered.  There are an aggregate of 3,000,000 shares of common stock issuable upon exercise of the Class A Management Warrants, as well as 3,000,000 shares issuable upon exercise of underlying Class B Warrants exercisable upon exercise of Class A Warrants and 3,000,000 shares issuable upon exercise of underlying Class C Warrants issuable upon exercise of Class B Warrants, or an aggregate of 9,000,000 shares underlying all Class A, Class B and Class C Warrants.

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

We are provided office space, telephone and secretarial services from our Chief Executive Officer, without charge on an oral basis. CNSV intends to rent office space and hire administrative personnel following the date of this report when necessary to support the Company’s growth.

Conflicts of Interest

In order to minimize potential conflicts of interest relating to non arms-length transactions based on our current business strategy (i) we will not combine with any target business in which our officers, directors or stockholders, or their respective affiliates, serve as officers, directors or partners or own or hold an ownership interest, (ii) none of such persons will receive from us or the target business or its principals any finder’s fees, consulting fees or similar compensation, whether in cash, securities or otherwise, for introducing to us a target business, and (iii) our management will not negotiate or otherwise consent to the purchase of their respective common stock as a condition of or in connection with our proposed combination with a target business. Our directors and officers know of no special circumstances under which, through their own initiative, this understanding will change.

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

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15).  NASDAQ Rule 4200(a)(15) states that "Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Accordingly, we do not consider Messrs. Thomas and Francis, the only directors of the Company at this time, to be independent directors since they are both executive officers and employees of the Company.  The Company does not have standing audit, nominating or compensation committees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by Moore & Associates, Chartered including fees for the audit of the Company’s annual financial statements for the fiscal years 2007 and 2008, and for fees billed for other services rendered by and Moore and Associates, Chartered.

	2007	2008
Audit Fees (1)	$8,500	$16,500
Audit-Related Fees (2)	$2,873	0
Audit and Audit-Related Fees	$11,373	$16,500

Tax Fees (3)	0	0

All Other Fees (4)	0	11,785
Total Fees	$11,373	$28,285

(1)  Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company, review of and  preparation of consents for registration statements filed with the Securities and Exchange Commission and for review of the Company’s tax provision.  Audit fees incurred in connection with registration statements were $2,500 for fiscal year 2007 and $0 for fiscal year 2008.

(2)  Audit-related fees are principally for review of financial statements in the Company’s registration statements, internal controls, and other services related to financial accounting and reporting standards.

(3)  Tax fees are related to services for tax consultation and tax compliance.

(4)  All other fees relate to all fees billed for products and services provided by the principal accountant, other than those reported above, including those services provided by an outside accounting firm.

Audit Committee: Pre-Approval Policies and Procedures. The Company does not have an audit committee and the board handles all such decisions.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

(1)           See “Index to Consolidated Financial Statements” set forth on page F-1.

(b)           Exhibits.

(1)           See “Index to Exhibits” set forth on page 72.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008 and 2007

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                     PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Consolidation Services, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Consolidation Services, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, for the period from inception on January 26, 2007 through December 31, 2007, and for the period from inception on January 26, 2007 through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidation Services, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, for the period from inception on January 26, 2007 through December 31, 2007, and for the period from inception on January 26, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $718,148 as of December 31, 2008, which raises substantial doubt regarding the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 20, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$83,099	$78,482
Prepaid expenses	-	-

Total Current Assets	83,099	78,482

PROPERTY AND EQUIPMENT, NET	6,907,289	189,469

TOTAL ASSETS	$6,990,388	$267,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$353,311	$10,732
Notes payable-related parties	776,623	-
Notes payable	1,221,847	125,000

Total Current Liabilities	2,351,781	135,732

STOCKHOLDERS' EQUITY

Common stock; 220,000,000 shares
authorized at $0.001 par value, 15,093,970 and 10,980,236
shares issued and outstanding, respectively	15,094	10,980
Additional paid-in capital	5,658,746	297,756
Non controlling interest	562,915	-
Stock subscription receivable	(880,000)	-
Deficit accumulated during the development stage	(718,148)	(176,517)

Total Stockholders' Equity	4,638,607	132,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,990,388	$267,951

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

		From Inception	From Inception
	For the	on January 26,	on January 26,
	Year Ended	2007 Through	2007 Through
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUES	$13,153	$-	$13,153
COST OF SALES	-	-	-
GROSS MARGIN	13,153	-	13,153

OPERATING EXPENSES

General and administrative	503,766	176,517	680,283

Total Expenses	503,766	176,517	680,283

LOSS FROM OPERATIONS	(490,613)	(176,517)	(667,130)

OTHER INCOME (EXPENSE)

Interest expense	(52,399)		(52,399)
Non controlling interest	1,381		1,381

TOTAL OTHER INCOME (EXPENSE)	(51,018)	-	(51,018)

LOSS BEFORE INCOME TAXES	(541,631)	(176,517)	(718,148)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(541,631)	$(176,517)	$(718,148)

BASIC LOSS PER COMMON SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	13,855,391	9,990,118

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

						Deficit
						Accumulated
			Additional	Stock	Non	During the	Total
	Common Stock		Paid-In	Subscription	Controlling	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Stage	Equity

Balance, January 26, 2007	-	$-	$-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	9,000,000	9,000	-	-	-	-	9,000

Shares issued for cash
at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000

Shares issued for services
at $0.10 per share	815,000	815	80,685	-	-	-	81,500

Fair value of common stock
warrants granted	-	-	3,000	-	-	-	3,000

Common stock warrants
exercised at $1.00
per share	160,600	160	160,440	-	-	-	160,600

Common stock warrants
exercised for expenses paid
at $1.00 per share	4,636	5	4,631	-	-	-	4,636

Net loss from inception
through December 31, 2007	-	-	-	-	-	(176,517)	(176,517)

Balance, December 31, 2007	10,980,236	10,980	297,756	-	-	(176,517)	132,219

Common stock warrants
exercised at $1.00
per share	2,179,400	2,180	2,177,220	(880,000)	-	-	1,299,400

Common stock issued for properties
at an average of $1.94 per share	1,934,334	1,934	3,183,770	-	564,296	-	3,750,000

Net loss for the year
ended December 31, 2008	-	-	-	-	(1,381)	(541,631)	(543,012)

Balance, December 31, 2008	15,093,970	$15,094	$5,658,746	$(880,000)	$562,915	$(718,148)	$4,638,607

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

		From Inception	From Inception
	For the	on January 26,	on January 26,
	Year Ended	2007 Through	2007 Through
	December 31,	December 31,	December 31,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss	$(541,631)	$(176,517)	$(718,148)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock and warrants issued for services	20,000	84,500	104,500
Common stock issued for expenses paid	-	4,636	4,636
Non controlling interest in subsidiary loss	(1,381)		(1,381)
Changes in operating assets and liabilities:
Change in prepaid expenses	-		-
Change in accounts payable and accrued expenses	342,579	10,732	353,311

Net Cash Used by
Operating Activities	(180,433)	(76,649)	(257,082)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,117,820)	(189,469)	(2,307,289)

Net Cash Used by
Investing Activities	(2,117,820)	(189,469)	(2,307,289)

FINANCING ACTIVITIES
Repayment of loans payable	(409,185)	(65,000)	(474,185)
Proceeds from loans payable	1,432,655	190,000	1,622,655
Proceeds from common stock issued	1,279,400	219,600	1,499,000

Net Cash Provided by
Financing Activities	2,302,870	344,600	2,647,470

NET INCREASE IN CASH	4,617	78,482	83,099

CASH AT BEGINNING OF PERIOD	78,482	-	-

CASH AT END OF PERIOD	$83,099	$78,482	$83,099

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,653	$740	$3,393
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Properties purchased for common stock	$3,750,000	$-	$3,750,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Consolidation Services, Inc. (the Company) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the development of our energy-related assets, primarily the ability to generate revenues from our coal related operations, through the harvesting of our inventory of timber, as well as from our proposed oil and natural gas operations.  Our primary business focus has shifted away from our proposed organic and natural food business.

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

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common stock equivalents outstanding as of December 31, 2008 are not included in the computation of Basic (loss) per share because they would be antidilutive.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Loss (numerator)	$(541,631)	$(176,517)
Shares (denominator)	13,855,391	9,990,118
Per share amount	$(0.04)	$(0.02)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the years ended December 31, 2008 and 2007.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008 and 2007.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:
	December 31, 2008	December 31, 2007
Income tax expense at statutory rate	$(211,236)	$(68,842)
Common stock and warrants issued for services	7,800	32,955
Valuation allowance	203,436	35,887
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL carryover	$239,323	$35,887
Valuation allowance	(239,323)	(35,887)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $609,012 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contract - and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is,

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition
The Company recognizes revenues when the product or service is delivered and accepted by the customer. During 2008, the Company realized revenues from the sale of timber grown on its property.

Oil and Gas Properties
In accordance with Statement of Financial Accounting Standard (SFAS) No. 69, the Company follows the successful efforts method of accounting for its oil and gas activities.  Accordingly, the cost associated with developmental oil and gas properties are capitalized and recovered using units of production cost depletion method.  Exploratory cost, including the cost of exploratory dry holes and related geological and geophysical cost are charged as current expense.  In instances where the status of a well is indeterminable at the end of the year, it is the Company’s practice to capitalize these costs as oil and gas properties, until such time as the outcome of drilling becomes known to the Company. Wells cannot remain in a status of indeterminable for a period greater than twelve months.
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

On August 21, 2007, the Company issued 690,000 shares of its common stock for legal and other consulting services valued at $0.10 per share. The Company also issued 3,000,000 “A” common stock purchase warrants to its officers and directors for services performed valued at $3,000. The Company has determined the estimated value of the compensatory options granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 5.35%, a dividend yield of 0% and volatility of 100% in 2007. The amount of the expense charged to operations for compensatory options granted in exchange for services was $3,000 during the year ended December 31, 2007.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

2.           COMMON STOCK (Continued)

The board of directors also authorized the issuance of an additional 400,000 shares for services to be performed in the future. On October 19, 2007 the Company issued 125,000 shares of its common stock for consulting services valued at $0.10 per share. There remain 275,000 shares of common stock reserved for services to be performed in the future.

During November and December 2007, 160,600 registered common stock Class A Warrants were exercised for cash at a price of $1.00 per share. Also during December 2007, 4,636 unregistered common stock Class A Warrants were exercised for expenses paid on the Company’s behalf at a price of $1.00 per share.

During 2008, the Company issued 1,934,334 shares of its common stock for properties valued at an average of $1.94 per share.  Additionally, warrants for 2,179,400 shares of common stock were exercised at $1.00 per share.  During 2008, the Company received $1,299,400 in cash for the exercise of the warrants and carries a notes receivables balance of $880,000 under promissory notes from four non-affiliated parties.

3.           GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $718,148 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

4.           COMMON STOCK PURCHASE WARRANTS
As of December 31, 2008, the Company has 8,660,000 “A” common stock purchase warrants outstanding.  The exercise price of the 2,179,400 class “A” common stock purchase warrants exercised during 2008, as further described above in Note 2, was reduced to $1.00 per share from February 6th to April 30th, 2008. However, the exercise price reverted back to $3.00 per share for all unexercised “A” common stock warrants on May 1, 2008.

5.           PROPERTY AND EQUIPMENT
Property and equipment are stated at cost.  Amortization is to be computed using the units of production over the estimated production life of the assets. Amortization expense for the years ended December 31, 2008 and 2007 amounted to $-0- and $-0-.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of December 31, 2008 and 2007 property and equipment consisted of the following:

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

5.           PROPERTY AND EQUIPMENT (CONTINUED)

	2008	2007
Raw land in Kentucky	$6,907,289	$189,469
Accumulated amortization	-	-

Total	$6,907,289	$189,469

The Company intends to develop the raw land as a site primarily for its coal, oil and natural gas development activities.  The Company may also utilize the land for raising organic foods in the event the Company decides to resume its pursuit of such business strategy.

6.           NOTES PAYABLE
On May 20, 2008, the Company issued an unsecured promissory note in the aggregate principal amount of $1,000,000, on an interest free basis to finance the purchase of a 50% membership interest in Buckhorn Resources LLC which holds land in Kentucky. The Company has repaid $78,153 of the principal balance under the note as of December 31, 2008, leaving an unpaid principal balance of $921,847.

On August 25, 2008, the Company issued a promissory note in the aggregate principal amount of $500,000 to finance the purchase of 1,000 acres of land in Kentucky. The Company has repaid $200,000 of the principal balance as of December 31, 2008, leaving an unpaid principal balance of $300,000.  The note was extended on October 15, 2008, with the $300,000 principal balance accruing interest at 10% per annum, and is secured by the land and due during 2009.

7.           NOTES PAYABLE-RELATED PARTY
During November 2007, the Company borrowed $190,000 to finance the purchase of the land in Kentucky. The Company has repaid $153,532 of the note payable as of December 31, 2008, leaving a balance due of $36,368. The note payable accrues interest at 6% per annum is unsecured and due upon demand.

During 2008, the Company borrowed $740,155 to finance the purchase of the land in Kentucky from an officer and director. The note payable accrues interest at 6% per annum are unsecured and due upon demand.

8.           S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES-UNAUDITED

(1)        Capitalized Costs Relating to Oil and Gas Producing Activities:

December 31, 2008
Proved oil and gas producing properties and related lease well equipment	$-
Unproved oil and gas properties	-
Accumulated depreciation and depletion	-
Net Capitalized Costs	$-

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

8.           S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES-UNAUDITED (CONTINUED)

(2)       Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

December 31, 2008
Acquisition of properties
Proved	$-
Unproved	-
Exploration Costs	-
Development Costs	-

The Company does not have any investments accounted for by the equity method.

(3)      Results of Operations for Producing Activities:

December 31, 2008
Sales	$-
Production costs	-
Depreciation and depletion	-
Income tax expense	-
Results of operations for producing activities (excluding the activities of the pipeline transmission operations, corporate overhead and interest costs)	$-

(4)     Reserve Quantity Information

	Oil BBL	Gas CF
Inception	-	-
Revisions of previous estimates for improved recovery	-	-
December 31, 2007	-	-

Proved developed reserves:

	Oil BBL	Gas CF
December 31, 2008	-	-

During the period ended December 31, 2008, the Company did not perform reserve studies and estimates on its various properties.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

8.           S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES-UNAUDITED (CONTINUED)

(5)            Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

December 31, 2008
Future cash flows	$-
Future production, development costs and income tax expense	-
Future net cash flows	-
Discounted for estimated timing of cash flows	-
Standardized measure of discounted future net cash flows	$-

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

December 31, 2008
Standardized measure, beginning of period	$-
Oil and gas sales, net of production costs	-
Sales of mineral in place	-
Purchases	-
Net change due to revisions in quantity estimates	-
Accretion of discount items	-
Standardized measure, end of period	$-

The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and prepared using the prevailing economic conditions. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production data.  Estimates of proved reserves are inherently imprecise.  The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	By-Laws of the registrant(1)
4.1	Form of Class A Common Stock Purchase Warrant(1)
4.2	Form of Class B Common Stock Purchase Warrant(2)
4.3	Form of Class C Common Stock Purchase Warrant(2)
4.4	Form of Subscription Agreement, dated February 9, 2007(2)
10.1	Real Estate Sale and Purchase Agreement, dated January 8, 2008, between Larry Bruce Herald and Consolidation Services, Inc.(5)
10.2	Agreement to Assign Real Estate Purchase Option, dated January 8, 2008.(5)
10.3
Property Agreement, by and among Consolidation Services, Inc. and Billy David Altizer, Pat E. Mitchell, Howard Prevette, William Dale Harris and Buckhorn Resources LLC effective March 20, 2008 and entered  into on March 27, 2008(3)

10.4
Option Oil, Gas and Mineral Agreement, dated as of March 31, 2008, by and among Consolidation Services, Inc. and Eastern Kentucky Land Corporation (the “EK Option Agreement”), with the Oil, Gas and Mineral Agreement, dated as of March 29, 2008, by and among Consolidation Services, Inc. and Eastern Kentucky Land Corporation (the “Rights Agreement”), attached as Exhibit A to the Option Agreement.(4)

10.5	Extension of Real Estate Option to Purchase Agreement, dated June 13, 2008, between the Company and Larry Bruce Herald.(5)
10.6	Stock Purchase Agreement (“Agreement”) is entered into as of July 1, 2008, by and among Vector Energy Services, Inc., John C. Francis, and Consolidation Services, Inc.(6)
10.7	Development Agreement, dated August 26, 2008, between Consolidation Services, Inc. and AMS Development, LLC.(7)
10.8	Form of Promissory Note, dated August 25, 2008, made by Consolidation Services, Inc. to Larry Bruce Herald.(7)
10.9	Form of Mortgage, dated August 25, 2008, between Consolidation Services, Inc. and Larry Bruce Herald.(7)
10.10	LeeCo Agreement, entered into as of September 11, 2008, by and among Consolidation Services, Inc., Altizer, Mitchell, and LeeCo Development, LLC.(8)
*21.1	Subsidiaries of Registrant
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

* Filed herewith.

(1)  Incorporated by reference from the Company's Form SB-2 filed with the Commission on April 13, 2007.
(2)  Incorporated by reference from the Company's Amendment No. 1 to Form SB-2 filed with the Commission on June 12, 2007.
(3)  Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 31, 2008.
(4)  Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on April 2, 2008.
(5)  Incorporated by reference to the Company's Current Report on Form 8-K/Amendment No. 1 filed with the Commission on June 30, 2008.
(6)  Incorporated by reference to the Company's Current Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 1, 2008.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 28, 2008.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 17, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidation Services, Inc.

March 25, 2009	By:	/s/ /s/ Johnny R. Thomas
Johnny R. Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Johnny R. Thomas Johnny R. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2009

/s/ John C. Francis John C. Francis	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Secretary/Treasurer and Director	March 25, 2009