Form 10-Q
period 2009-03-31
Consolidation Services inc
filed 2009-05-14
CIK 1392960

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

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
 Yes: [   ]     No: [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 15,093,970 shares of the registrant’s common stock, par value $.001 per share, outstanding as of May 11, 2009 and no other classes of common stock.

Consolidation Services, Inc.
Quarterly Report on Form 10-Q
Period Ended March 31, 2009

Table of Contents

Page
PART I . FINANCIAL INFORMATION	4

Item 1. Financial Statements:	4

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Consolidated Statement of Operations for the three months ended March 31, 2009, the three months ended March 31, 2008, and for the period from Inception on January 26, 2007 through March 31, 2009 (Unaudited)	5

Consolidated Statements of Stockholders' Equity (Deficit) for the period from Inception on January 26, 2007 through March 31, 2009 (Unaudited)	6

Consolidated Statements of Cash Flow for the three months ended March 31, 2009, the three months ended March 31, 2008, and the period from Inception on January 26, 2007 through March 31, 2009 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T. Controls and Procedures	16

PART II . OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 1A Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	19

EXHIBIT INDEX	20

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash	$16,569	$83,099

Total Current Assets	16,569	83,099

PROPERTY AND EQUIPMENT, NET	6,983,041	6,907,289

TOTAL ASSETS	$6,999,610	$6,990,388

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$441,339	$353,311
Notes payable-related parties	1,076,624	776,623
Notes payable	977,581	1,221,847

Total Current Liabilities	2,495,544	2,351,781

STOCKHOLDERS' EQUITY

Common stock; 220,000,000 shares
authorized at $0.001 par value, 15,093,970
shares issued and outstanding	15,094	15,094
Additional paid-in capital	5,658,746	5,658,746
Non controlling interest	561,874	562,915
Stock subscription receivable	(871,000)	(880,000)
Deficit accumulated during the development stage	(860,648)	(718,148)

Total Stockholders' Equity	4,504,066	4,638,607

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,999,610	$6,990,388

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
	For the Three	For the Three	on January 26,
	Months Ended	Months Ended	2007 Through
	March 31,	March 31,	March 31,
	2009	2008	2009

REVENUES	$4,266	$-	$17,419
COST OF SALES	-	-	-
GROSS MARGIN	4,266	-	17,419

OPERATING EXPENSES

General and administrative	128,179	27,961	808,462

Total Expenses	128,179	27,961	808,462

LOSS FROM OPERATIONS	(123,913)	(27,961)	(791,043)

OTHER INCOME (EXPENSE)

Interest expense	(19,628)	-	(72,027)
Non controlling interest	1,041	-	2,422

TOTAL OTHER INCOME (EXPENSE)	(18,587)	-	(69,605)

LOSS BEFORE INCOME TAXES	(142,500)	(27,961)	(860,648)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(142,500)	$(27,961)	$(860,648)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	14,883,824	11,238,736

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
						Deficit
						Accumulated
			Additional	Stock	Non	During the	Total
	Common Stock		Paid-In	Subscription	Controlling	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Stage	Equity

Balance, January 26, 2007	-	$-	$-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	9,000,000	9,000	-	-	-	-	9,000

Shares issued for cash
at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000

Shares issued for services
at $0.10 per share	815,000	815	80,685	-	-	-	81,500

Fair value of common stock
warrants granted	-	-	3,000	-	-	-	3,000

Common stock warrants
exercised at $1.00
per share	160,600	160	160,440	-	-	-	160,600

Common stock warrants
exercised for expenses paid
at $1.00 per share	4,636	5	4,631	-	-	-	4,636

Net loss from inception
through December 31, 2007	-	-	-	-	-	(176,517)	(176,517)

Balance, December 31, 2007	10,980,236	10,980	297,756	-	-	(176,517)	132,219

Common stock warrants
exercised at $1.00
per share	2,179,400	2,180	2,177,220	(880,000)	-	-	1,299,400

Common stock issued for properties
at $1.94 per share	1,934,334	1,934	3,183,770	-	564,296	-	3,750,000

Net loss for the year
ended December 31, 2008	-	-	-	-	(1,381)	(541,631)	(543,012)

Balance, December 31, 2008	15,093,970	15,094	5,658,746	(880,000)	562,915	(718,148)	4,638,607

Receipt of stock subscription	-	-	-	9,000	-	-	9,000

Net loss for the three months
ended March 31, 2009	-	-	-	-	(1,041)	(142,500)	(143,541)

Balance, March 31, 2009	15,093,970	$15,094	$5,658,746	$(871,000)	$561,874	$(860,648)	$4,504,066

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
	For the Three	For the Three	on January 26,
	Months Ended	Months Ended	2007 Through
	March, 31	March, 31	March 31,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(142,500)	$(27,961)	$(860,648)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock and warrants issued for services	-	-	104,500
Common stock issued for expenses paid	-	-	4,636
Non controlling interest in subsidiary loss	(1,041)	-	(2,422)
Changes in operating assets and liabilities:
Change in prepaid expenses	-	-	-
Change in deposits on property purchases	-	(100,000)	-
Change in accounts payable and accrued expenses	88,028	(6,878)	441,339

Net Cash Used in
Operating Activities	(55,513)	(134,839)	(312,595)

INVESTING ACTIVITIES
Purchase of property and equipment	(75,752)	-	(2,383,041)

Net Cash Used in
Investing Activities	(75,752)	-	(2,383,041)

FINANCING ACTIVITIES
Repayment of loans payable	(244,265)	(33,000)	(718,450)
Proceeds from loans payable	300,000	23,000	1,922,655
Proceeds from common stock issued	9,000	517,000	1,508,000

Net Cash Provided by
Financing Activities	64,735	507,000	2,712,205

NET INCREASE IN CASH	(66,530)	372,161	16,569

CASH AT BEGINNING OF PERIOD	83,099	78,482	-

CASH AT END OF PERIOD	$16,569	$450,643	$16,569

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$7,000	$-	$10,393
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Properties purchased for common stock	$-	$-	$3,750,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the periods ended March 31, 2009 and 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had minimal revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include investing in and developing potential energy resources that may exist on or under the Company’s properties in eastern Kentucky.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – EQUITY TRANSACTIONS

During the three months ended March 31, 2009, the Company issued no additional shares of its common stock.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the periods ended March 31, 2009 and 2008

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the periods ended March 31, 2009 and 2008

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the periods ended March 31, 2009 and 2008

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; the current economic recession in the United States, as well as the economic conditions affecting the industry in which we operate; our current operating losses; and the competitive environment within the industry in which we compete.  Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC.

General

 The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products).  As discussed in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2009, in view of the current economic climate and our obligation to maximize value for our stockholders, our primary business focus has shifted away from our proposed organic and natural food business to the development of our energy-related assets, primarily the ability to generate revenues from our coal related operations, through the harvesting of our inventory of timber, as well as from our proposed natural gas operations, for which there are no assurances such coal or natural gas resources exist in economically feasible quantities, if at all.

In the near term, we intend to lease our coal reserves in the eastern Kentucky region of the United States to experienced mine operators under long-term leases that grant the operators the right to mine and sell coal from our reserves in exchange for royalty payments.  However, as of the date of this report, the Company has not commenced mining activities or entered into leases with any coal mine operators and there can be no assurance that we will be able to enter into leases with coal operators.  The Company is currently in the final stages of discussions with one or more potential coal lessees regarding its properties located in eastern Kentucky and anticipates that it will be able to enter into a lease with one or more such coal operators in the near future.

Material Changes in Results of Operations For the Three Month Period Ended March 31, 2009 As Compared to the Three Month Period Ended March 31, 2008.

    Revenues. The Company received revenues during the three months ended March 31, 2009, consisting of $4,266 from partial timber removal on our Owsley property.  The Company did not receive any revenues during the three month period ended March 31, 2008.

Operating expenses. We incurred general and administrative expenses of $128,179, for the three months ended March 31, 2009, which expenses are comprised primarily of reporting expenses, professional fees and expenses incurred in mining permit applications, title research and negotiating leases with potential coal lessees during this period.  The only other expense incurred for the three months ended March 31, 2009 was interest expense of $19,628.  For the three month period ended March 31, 2008, the Company’s only expenses were general and administrative expenses of $27,961, which were comprised primarily of SEC and state "Blue Sky" filing fees, professional fees and expenses.

Net loss. Net loss was $142,500 or ($.01) per share for the three months ended March 31, 2009, reflecting the impact of general and administrative costs and interest expenses incurred.  Net loss was $27,961 or ($.00) per share for the three month period ended March 31, 2008, reflecting the impact of organizational, reporting, and compliance costs incurred.

Material Changes in Financial Condition; Liquidity and Capital Resources as of March 31, 2009 As Compared to December 31, 2008.

The Company had cash of $16,569 and a working capital deficit of $2,478,975 at March 31, 2009.  We also had an accumulated deficit of $860,648 on our balance sheet as of March 31, 2009.  In comparison, at December 31, 2008 the Company’s cash position was $83,099 which was mainly due to proceeds from the issuance of Company securities.  In terms of capital resources, management anticipates that it will continue harvesting timber from the Company’s properties over the next twelve months, in addition to the anticipated commencement of royalty revenues from our coal bearing properties around the end of June or July 2009, should we be successful in finalizing our current discussions with a potential coal lessee and entering into a lease, for which there is no assurance will occur or that we will receive coal royalties in economically feasible amounts or at all.

Of the $2,179,400 due to the Company in connection with the exercise of 2,179,400 Class A Warrants at $1.00 per share in connection with the Second Warrant Reduction between February 6, 2008 and April 30, 2008, only $871,000 remained due under promissory notes payable to the Company by four non-affiliated parties as of March 31, 2009, reflecting $9,000 in cash payments made during the first quarter which reduced the principal balance from $880,000 as of the year ended December 31, 2008.  The aforementioned promissory notes were due and payable on or before August 15, 2008, however, were extended to March 31, 2009, and then further extended until June 30, 2009 by resolution of the Company’s board of directors.

Net cash used in operating activities was $55,513 for the three month period ended March 31, 2009, which was attributable to our net loss of $142,500, as offset in part, by a significant increase in accounts payable of $88,028.  Net cash used in operating activities was $134,839 for the three-month period ended March 31, 2008, which was attributing primarily to a net loss of $27,961 plus $100,000 paid in deposits on purchase of properties.

Net cash used in investing activities was $75,752, which was used primarily in connection with the filing of mining permit applications regarding the Company’s properties.  During the three-month period ended March 31, 2008, there were no investing activities.

Net cash provided by financing activities was $64,735, which was attributable to the repayment of $244,265 in loans payable and the receipt of (i) $300,000, in the aggregate, under four promissory notes from the Company to Johnny Thomas or his designees with interest at 6% per annum, payable upon demand, and (ii) $9,000 in cash payments due under the promissory notes issued in connection with the Second Warrant Reduction.  During the three-month period ended March 31, 2008, net cash provided by financing activities was $507,000 resulting primarily from the receipt of $517,000 from the exercise of warrants and $23,000 proceeds received from loans, as offset by $33,000 paid in repayment of loans.  The Company continues to seek related party or asset based financing in order to meet outstanding obligations and for working capital purposes, of which there are no assurances such financing will be available. However, in the event that the Company is able to generate significant royalty revenues from its prospective coal operations, management anticipates that it will not need to rely as heavily, if at all, on such asset based or related party financing arrangements.

As a result of the foregoing, the Company had a net decrease in cash of $66,530 for the three month period ended March 31, 2009, compared with a net increase in cash of $372,161 during the same period last year.

We anticipate that the Company will need additional capital within the next twelve months of up to approximately $3,000,000 to cover ongoing operating expenses, current liabilities, and other expenses.  The Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the year ended December 31, 2008 and our financial statements for the three months ended March 31, 2009 address this in Note 2.

The Company's future liquidity and cash requirements will depend on a wide range of factors, including the ability to generate revenues from the development of energy resources on land as well as the Company’s ability to utilize financing sources (including debt or equity financing) and borrow funds.  As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and refused to refinance existing debt or equity at all or on similar terms.  If funding is not available when needed, or is available only on unfavorable terms and we are unable to generate significant revenues from operations, we may be unable to fund our working capital requirements, debt or guarantee obligations, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. The Company has had nominal revenues and has generated losses from operations.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management intends to use advances from related parties, asset backed lending, borrowing, or financings from the issuance or exercise of its securities to mitigate the effects of its cash position, however no assurance can be given that such sources of financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for Management's judgment in its application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company recognizes revenues when the product or service is delivered and accepted by the customer.  During the three months ended March 31, 2009, the Company realized revenues from the sale of timber grown on its property.

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

Item 4T.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings previously reported by us in our Annual Report on Form 10-K for December 31, 2008.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Dated: May 12, 2009	Consolidation Services, Inc.
	By:	/s/ Johhny R. Thomas
Johnny R. Thomas, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Consolidation Services, Inc.
Quarterly Report on Form 10-Q
 Quarter Ended March 31, 2009

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