Form 10-Q
period 2009-06-30
Consolidation Services inc
filed 2009-08-07
CIK 1392960

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 15,093,970 shares of the registrant’s common stock, par value $.001 per share, outstanding as of August 7, 2009 and no other classes of common stock.

Consolidation Services, Inc.
Quarterly Report on Form 10-Q
Period Ended June 30, 2009

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$5,754	$83,099

Total Current Assets	5,754	83,099

PROPERTY AND EQUIPMENT, NET	7,016,952	6,907,289

TOTAL ASSETS	$7,022,706	$6,990,388

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$585,519	$353,311
Notes payable-related parties	1,200,624	776,623
Notes payable	952,581	1,221,847

Total Current Liabilities	2,738,724	2,351,781

STOCKHOLDERS' EQUITY

Common stock; 220,000,000 shares
authorized at $0.001 par value, 15,093,970
shares issued and outstanding	15,094	15,094
Additional paid-in capital	5,658,746	5,658,746
Non controlling interest	544,144	562,915
Stock subscription receivable	(871,000)	(880,000)
Deficit accumulated during the development stage	(1,063,002)	(718,148)

Total Stockholders' Equity	4,283,982	4,638,607

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,022,706	$6,990,388

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on January 26,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$4,266	$-	$17,419
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	4,266	-	17,419

OPERATING EXPENSES

General and administrative	201,720	67,590	329,899	95,551	1,010,182

Total Expenses	201,720	67,590	329,899	95,551	1,010,182

LOSS FROM OPERATIONS	(201,720)	(67,590)	(325,633)	(95,551)	(992,763)

OTHER INCOME (EXPENSE)

Interest expense	(18,364)	-	(37,992)	-	(90,391)
Non controlling interest	17,730	66	18,771	66	20,152

TOTAL OTHER INCOME (EXPENSE)	(634)	66	(19,221)	66	(70,239)

LOSS BEFORE INCOME TAXES	(202,354)	(67,524)	(344,854)	(95,485)	(1,063,002)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(202,354)	$(67,524)	$(344,854)	$(95,485)	$(1,063,002)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	15,093,970	12,875,311	15,093,970	12,746,061

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

						Deficit
						Accumulated
			Additional	Stock	Non	During the	Total
	Common Stock		Paid-In	Subscription	Controlling	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Stage	Equity
Balance, January 26, 2007	-	$-	$-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	9,000,000	9,000	-	-	-	-	9,000

Shares issued for cash
at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000

Shares issued for services
at $0.10 per share	815,000	815	80,685	-	-	-	81,500

Fair value of common stock
warrants granted	-	-	3,000	-	-	-	3,000

Common stock warrants
exercised at $1.00
per share	160,600	160	160,440	-	-	-	160,600

Common stock warrants
exercised for expenses paid
at $1.00 per share	4,636	5	4,631	-	-	-	4,636

Net loss from inception
through December 31, 2007	-	-	-	-	-	(176,517)	(176,517)

Balance, December 31, 2007	10,980,236	10,980	297,756	-	-	(176,517)	132,219

Common stock warrants
exercised at $1.00
per share	2,179,400	2,180	2,177,220	(880,000)	-	-	1,299,400

Common stock issued for properties
at $1.94 per share	1,934,334	1,934	3,183,770	-	564,296	-	3,750,000

Net loss for the year
ended December 31, 2008	-	-	-	-	(1,381)	(541,631)	(543,012)

Balance, December 31, 2008	15,093,970	15,094	5,658,746	(880,000)	562,915	(718,148)	4,638,607

Net loss for the six months
ended June 30, 2009 (Unaudited)	-	-	-	9,000	(18,771)	(344,854)	(354,625)

Balance, June 30, 2009 (Unaudited)	15,093,970	$15,094	$5,658,746	$(871,000)	$544,144	$(1,063,002)	$4,283,982

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
	For the Six	For the Six	on January 26,
	Months Ended	Months Ended	2007 Through
	June 30,	June 30,	June 30,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(344,854)	$(95,485)	$(1,063,002)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock and warrants issued for services	-	20,000	104,500
Common stock issued for expenses paid	-	-	4,636
Non controlling interest in subsidiary loss	(18,771)	(66)	(20,152)
Changes in operating assets and liabilities:
Change in prepaid expenses	-	(40,769)	-
Change in deposits on property purchases	-	-	-
Change in accounts payable and accrued expenses	232,208	5,407	585,519

Net Cash Used by
Operating Activities	(131,417)	(110,913)	(388,499)

INVESTING ACTIVITIES
Purchase of property and equipment	(109,663)	(640,000)	(2,416,952)

Net Cash Used by
Investing Activities	(109,663)	(640,000)	(2,416,952)

FINANCING ACTIVITIES
Repayment of loans payable	(293,266)	(66,000)	(767,451)
Proceeds from loans payable	448,001	23,000	2,070,656
Proceeds from common stock issued	9,000	863,400	1,508,000

Net Cash Provided by
Financing Activities	163,735	820,400	2,811,205

NET INCREASE IN CASH	(77,345)	69,487	5,754

CASH AT BEGINNING OF PERIOD	83,099	78,482	-

CASH AT END OF PERIOD	$5,754	$147,969	$5,754

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$11,983	$2,185	$15,376
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Properties purchased for common stock	$-	$-	$3,750,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – EQUITY TRANSACTIONS

During the six months ended June 30, 2009, the Company issued no additional shares of its common stock.

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

CONSOLIDATION SERVICES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; the current economic recession in the United States, as well as the economic conditions affecting the industry in which we operate; our current operating losses; and the competitive environment within the industry in which we compete.  Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the U.S. Securities and Exchange Commission (the “SEC”).

General

 The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products).  As discussed in our annual report on Form 10-K, filed with the SEC on March 25, 2009, in view of the current economic climate and our obligation to maximize value for our stockholders, our primary business focus changed from our proposed organic and natural food business to the development of our energy-related assets, primarily the ability to generate revenues from our coal related operations, through the harvesting of our inventory of timber, as well as from our proposed natural gas operations, for which there are no assurances such coal or natural gas resources exist in economically feasible quantities, if at all.

In the near term, we intend to lease our coal reserves in the eastern Kentucky region of the United States to experienced mine operators under long-term leases that grant the operators the right to mine and sell coal from our reserves in exchange for royalty payments.  However, as of the date of this report, the Company has not commenced mining activities or entered into leases with any coal mine operators and there can be no assurance that we will be able to enter into leases with coal operators. The Company is currently in the final stages of discussions with one or more potential coal lessees regarding its properties located in eastern Kentucky and anticipates that it will be able to enter into a lease with one or more such party in the near future.

Material Changes in Results of Operations For the Three Month Period Ended June 30, 2009 As Compared to the Three Month Period Ended June 30, 2008.

     Revenues. We did not have any revenues during the three month period ended June 30, 2009, representing no change from the corresponding three month period ended June 30, 2008.  Since inception on January 26, 2007, we have received total revenues of $17,419.

Operating expenses. Total general and administrative expenses for the second quarter of 2009 were $201,720, compared to $67,590 for the comparable period in 2008. The increase in expenses in the second quarter of 2009 was due primarily to the expenses incurred in connection with mining permit applications, accrued officer’s salaries, title research and negotiating leases with potential coal lessees during this period. The only other expense incurred for the three months ended June 30, 2009 was interest expense of $18,364, as offset by $17,730 from the Company's non-controlling interest in Buckhorn.

Net loss. Net loss was $202,354 or ($0.01) per share for the three months ended June 30, 2009, as compared to $67,524 or ($0.01) per share for the three months ended June 30, 2008, reflecting the impact of costs incurred relating primarily to general and administrative expenses, as well as interest expenses.

Material Changes in Results of Operations For the Six Month Period Ended June 30, 2009 As Compared to the Six Month Period Ended June 30, 2008.

Revenues. The Company received revenues of $4,266 during the six months ended June 30, 2009 from partial timber removal on our Owsley property, all of which was received during the quarter ended March 31, 2009.  The Company did not receive any revenues during the six month period ended June 30, 2008.

Operating expenses. We incurred general and administrative expenses of $329,899, for the six months ended June 30, 2009, which expenses are comprised primarily of reporting expenses, professional fees and expenses incurred in mining permit applications, accrued officer’s salaries, title research and negotiating leases with potential coal lessees during this period, as expenses rapidly increased during this period of organic development for the Company.  The only other material expense incurred for the six months ended June 30, 2009 was interest expense of $37,992, as offset by $18,771 from the Company’s non-controlling interest in Buckhorn. For the six month period ended June 30, 2008, the Company’s only material expenses were general and administrative expenses of $95,551, which were comprised primarily of SEC and state "Blue Sky" filing fees, professional fees and expenses.

Net loss. Net loss was $344,854 or ($0.02) per share for the six months ended June 30, 2009, reflecting the impact of general and administrative costs and interest expenses incurred during such period. Net loss was $95,485 or ($0.01) per share for the six month period ended June 30, 2008, reflecting the impact of organizational, reporting, and compliance costs incurred, as well as minor amounts in connection with the Company’s non-controlling interest in Buckhorn.

Material Changes in Financial Condition; Liquidity and Capital Resources as of June 30, 2009 As Compared to December 31, 2008.

The Company had cash of $5,754 and a working capital deficit of $2,732,970 at June 30, 2009.  We also had an accumulated deficit of $1,063,002 as of June 30, 2009.  In comparison, at December 31, 2008 the Company’s cash position was $83,099 which was mainly due to proceeds from the issuance of Company securities.  We had a working capital deficit of $2,268,682 at December 31, 2008 and an accumulated deficit of $718,148.  The increase in the Company’s working capital deficit and accumulated deficit over the reported period are primarily the result of notable increases in accounts payable and accrued expenses by $232,208 and an increase in notes payable to related parties of $424,001, despite a decrease of $269,266 in notes payable to unrelated parties.

The Company had a net decrease in cash of $77,345 for the six month period ended June 30, 2009, compared with a net increase in cash of $69,487 during the same period last year.  The difference is the result of a modest increase in cash used in operating activities and a significant decrease in investing activities during the six month period ended June 30, 2009, respectively, as offset by significantly lower cash flow from financing activities as compared to the six month period ended June 30, 2008, as described hereinafter.

Net cash used in operating activities was $131,417 for the six month period ended June 30, 2009, which was attributable to our net loss of $344,854 and as adjusted for a $18,771 loss from the Company's non-controlling interest in its Buckhorn subsidiary, which was offset in part, by a significant increase in accounts payable of $232,208.  Net cash used in operating activities was $110,913 for the six month period ended June 30, 2008, which was attributing primarily to a net loss of $95,485 and reductions in prepaid expenses of $40,769, as offset by an increase in accounts payable of $5,407 and as adjusted for $20,000 in common stock and warrants issued for services.

Net cash used in investing activities significantly decreased to $109,663 during the six month period ended June 30, 2009, which amounts were used to purchase property and equipment in connection with preparing to mine the Company’s properties. During the six month period ended June 30, 2008, $640,000 in cash was used in investing activities in connection with the purchase of property and equipment in furtherance of the Company’s business objectives.

Net cash provided by financing activities was $163,735 for the six month period ended June 30, 2009, which was attributable to the repayment of $293,266 in loans payable as offset by the receipt of (i) $448,001 in the aggregate from loans payable under twelve promissory notes from the Company to Johnny Thomas or his designees with interest at 6% per annum, payable upon demand, and (ii) $9,000 in cash payments due under the promissory notes issued in connection with the Second Warrant Reduction. During the six month period ended June 30, 2008, net cash provided by financing activities was $820,400, resulting primarily from the receipt of $863,400 from the exercise of warrants and $23,000 in proceeds from loans payable from related parties as offset by the repayment of $66,000 in loans payable to related parties. The Company continues to seek related party or asset based financing in order to meet outstanding obligations and for working capital purposes, of which there are no assurances such financing will be available. However, in the event that the Company is able to generate significant royalty revenues from its prospective coal operations, management anticipates that it will not need to rely as heavily, if at all, on such asset based or related party financing arrangements.

In terms of liquidity and capital resources, management anticipates that it will continue harvesting timber from the Company’s properties over the next twelve months, in addition to the anticipated commencement of royalty revenues from our coal bearing properties during the period between August and October, 2009, should we be successful in finalizing our current discussions with a potential coal lessee and entering into a lease, for which there is no assurance will occur or that we will receive coal royalties in economically feasible amounts or at all.

In terms of related material changes, commitments, demands, events or trends regarding the Company, of the $2,179,400 due to the Company in connection with the exercise of 2,179,400 Class A Warrants at $1.00 per share in connection with the Second Warrant Reduction between February 6, 2008 and April 30, 2008, $871,000 remained due under promissory notes payable to the Company by four non-affiliated parties as of June 30, 2009, reflecting $9,000 in cash payments made during the first quarter of 2009, which reduced the principal balance from $880,000 as of the year ended December 31, 2008.  No cash payments on the notes were made during the quarter ended June 30, 2009.  The aforementioned promissory notes were due and payable on or before August 15, 2008, however, were extended most recently from June 30, 2009 to September 30, 2009 by resolution of the Company’s board of directors, dated June 30, 2009.

As previously reported in the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, the Company issued a promissory note in the aggregate principal amount of $500,000 to finance the purchase of the Owsley Property, which consists of approximately 1,000 acres of land in Kentucky.  The note was originally due and payable in full on or before October 15, 2008, however, the note was extended a number of times by the parties.  The Company made principal payments of $200,000 and $150,000, plus interest, on November 7, 2008 and January 15, 2009, respectively, in accordance with the terms of various extensions of the note, leaving a final payment of $150,000, plus interest, due on May 15, 2009.  By agreement entered into between the Company and Larry Bruce Herald on May 27, 2009, filed herewith as Exhibit 10.1, Herald agreed to accept $15,000 upon execution of such agreement and to further extend payment due as of June 30, 2009, on the remaining balance of $135,000, plus interest at 10% per annum, to July 15, 2009. As of the date of this report, the Company has not repaid any of the $135,000 plus interest due under such extension.

On May 5, 2009, the Company’s board of directors approved salaries for Johnny R. Thomas and John C. Francis of $12,000 per month, commencing on April 1, 2009, until changed by the board or by employment agreements.  Such monthly salaries will be accrued until the Company has the funds available to pay the officers.

On or about June 25, 2009, each of the agreements between the Company and AMS Development LLC, dated August 26, 2008 (with respect to 200,000 shares); Buckhorn Resources, LLC, dated March 20, 2008 (with respect to 1,093,750 shares); and LeeCo Development, LLC, dated June 19, 2008 (with respect to 225,000 shares), each of which are filed herewith as Exhibits 10.2, 10.3, and 10.4, respectively, were amended to modify the Company’s guarantee obligations and lock-up/leak-out terms regarding the restricted shares of common stock issued as consideration under such agreements and to provide for the Company’s ability to repurchase such shares.  Under the original agreements as previously reported, the respective parties would have become eligible to begin selling their respective weekly quotas of shares on the public markets commencing on July 1, 2009 (or with respect to shares sold pursuant to exemptions from registration under federal and state securities laws from October 27, 2008 and for fifty weeks thereafter for AMS

Development, LLC; from April 1, 2009 through April 1, 2010 for Buckhorn Resources, LLC; and from January 1, 2009 through December 31, 2009 for LeeCo Development, LLC), and if such shares were sold below the guaranteed price per share ($1.92 per share for Buckhorn agreement and $2.00 per share for each of the AMS and LeeCo agreements) which is higher than the current market price for the Company’s public stock, at a bid and asked price of $0.48 and $1.15 per share, respectively, on July 31, 2009, the Company would have to pay the difference between such guaranteed price per share and the sale price.  Citing the current economic situation, lack of liquidity in the Company stock and the inability to meet certain revenue milestones from underlying properties, the Company and the respective parties agreed to modify these agreements to provide for the stockholders’ ability to sell their pro-rata portion of such shares to the Company in private transactions, as opposed to on the open market, at the price per share provided by the guarantee and the Company would repurchase such shares on a monthly basis using twenty-five percent (25%) of revenue received in connection with the underlying properties, with such repurchases being permitted to commence prior to July 1, 2009.  In the event the Company’s publicly traded stock closed above $2.25 per share for fifteen consecutive trading days immediately prior to such month’s scheduled repurchase, the stockholders could elect to sell that month’s quota in the public markets instead of through the repurchase plan.  As of the date of this report, the Company has not commenced any repurchases of stock under the aforementioned amended agreements and has not engaged a coal mining operator to commence activities on any of the Company’s owned or leased properties and the only revenues received have been from timber removal.

As previously reported, pursuant to that certain Rights Agreement between the Company and Eastern Kentucky Land Corporation (“EK”) effective September 22, 2008 (the “Rights Agreement”), whereby the Company acquired all right, title and interest in oil, gas and other minerals that may exist on the Buckhorn property, the Company guaranteed the price of $1.925 per share for 415,584 shares in connection with a portion of the purchase price of the Rights Agreement.  Under the lock up terms of the Rights Agreement EK, which received the 415,584 restricted shares, is eligible to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or pursuant to registration of the shares.  These shares are not eligible to be re-sold under Rule 144 promulgated under the Securities Act until July 1,2009. If such shares are sold below the guaranteed price per share of $1.925 per share, which is higher than the current market price for the Company's public stock at a bid and asked price of $0.48 and $1.15 per share, respectively, on July 31, 2009, the Company will be liable to pay the difference between such guaranteed price per share and the sale price. As of the date of this report, Management has not yet renegotiated this obligation or entered into an amendment with respect to such lock-up/leak out terms, and as such, the Company's guarantee obligations under the Rights Agreement may be triggered at any time through the sale of such restricted shares by EK in accordance with securities laws.

We anticipate that the Company will need additional capital within the next twelve months of up to approximately $3,000,000 to cover ongoing operating expenses, current liabilities, and other expenses.  The Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the year ended December 31, 2008 and our financial statements for the six months ended June 30, 2009 address this in Note 2.

The Company's future liquidity and cash requirements will depend on a wide range of factors, including the ability to generate revenues from the development of energy resources that may exist on or under the Company's land, as well as the Company’s ability to utilize financing sources (including debt or equity financing) and borrow funds.  As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and refused to refinance existing debt or equity at all or on similar terms.  If funding is not available when needed, or is available only on unfavorable terms and we are unable to generate significant revenues from operations, we may be unable to fund our working capital requirements, debt or guarantee obligations, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. The Company has had nominal revenues and has generated losses from operations.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management intends to use advances from related parties, asset backed lending, borrowing, or financings from the issuance or exercise of its securities to mitigate the effects of its cash position, however no assurance can be given that such sources of financing, if and when required, will be available on terms that are favorable to the Company or at all. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Revenue Recognition

The Company recognizes revenues when the product or service is delivered and accepted by the customer.  During the six months ended June 30, 2009, the Company realized revenues from the sale of timber grown on its property.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three month period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None, other than the disclosures set forth in Part I, Item 2, which are incorporated herein by reference, regarding: (i) the agreement between the Company and Larry Bruce Herald, dated on or about May 27, 2009, which agreement is filed herewith as Exhibit 10.1, (ii) the amendments to the individual agreements between the Company and each of AMS Development LLC, Buckhorn Resources, LLC, and LeeCo Development, LLC, each dated June 25, 2009 and filed herewith as Exhibits 10.2, 10.3 and 10.4, respectively, and (iii) the compensation arrangements of the Company’s principal executive officer and principal financial officer effective as of April 1, 2009.

Item 6.  Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. (1)
3.2	By-laws of the Company. (1)
*10.1	Agreement between the Company and Larry Bruce Herald, dated on or about May 27, 2009.
*10.2	Amendment to August 26, 2008 Agreement between the Company and AMS Development LLC, dated June 25, 2009.
*10.3	Amendment to March 20, 2008 Agreement between the Company and Buckhorn Resources LLC, dated June 25, 2009.
*10.4	Amendment to June 19, 2008 Agreement between the Company and LeeCo Development LLC, dated June 25, 2009.
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

* Filed herewith.

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the SEC on April 13, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2009	Consolidation Services, Inc.

	By:	/s/ Johnny R. Thomas
Johnny R. Thomas, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Consolidation Services, Inc.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2009

EXHIBIT INDEX

Exhibit Number	Description

10.1	Agreement between the Company and Larry Bruce Herald, dated on or about May 27, 2009.
10.2	Amendment to August 26, 2008 Agreement between the Company and AMS Development LLC, dated June 25, 2009.
10.3	Amendment to March 20, 2008 Agreement between the Company and Buckhorn Resources LLC, dated June 25, 2009.
10.4	Amendment to June 19, 2008 Agreement between the Company and LeeCo Development LLC, dated June 25, 2009.
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