Form 10-Q
period 2009-09-30
Consolidation Services inc
filed 2009-11-19
CIK 1392960

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009

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

(702) 614-5333
 (Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]     No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes:  [   ]     No:  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 15,091,105 shares of the registrant’s common stock, par value $.001 per share, outstanding as of November 16, 2009 and no other classes of common stock.

Consolidation Services, Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2009

Table of Contents

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements:	3
Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)	3
Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008 (Unaudited)	4
Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 1, 2008 through September 30, 2009 (Unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T. Controls and Procedures	18

PART II . OTHER INFORMATION	19

Item 1. Legal Proceedings	19
Item 1A Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21

EXHIBIT INDEX	22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

CONSOLIDATION SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS

Cash	$12,324	$83,099

Total Current Assets	12,324	83,099

PROPERTY AND EQUIPMENT, net
of DDA of $27,245 and $-, respectively	6,998,656	6,907,289

TOTAL ASSETS	$7,010,980	$6,990,388

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$715,819	$353,311
Notes payable-related parties	1,202,623	776,623
Notes payable	952,581	1,221,847

Total Current Liabilities	2,871,023	2,351,781

STOCKHOLDERS' EQUITY

Common stock; 220,000,000 shares authorized
at $0.001 par value, 15,091,105 and 15,093,970
shares issued and outstanding, respectively	15,091	15,094
Additional paid-in capital	5,703,302	5,708,799
Noncontrolling interest	500,951	512,862
Stock subscription receivable	(871,000)	(880,000)
Accumulated deficit	(1,208,387)	(718,148)

Total Stockholders' Equity	4,139,957	4,638,607

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,010,980	$6,990,388

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$108,174	$-	$112,440	$-

COSTS AND EXPENSES
Depletion, Depreciation and Ammortization	27,245	-	27,245	-
General and administrative	128,663	223,599	458,562	316,154

Total Costs and Expenses	155,908	223,599	485,807	316,154

LOSS FROM OPERATIONS	(47,734)	(223,599)	(373,367)	(316,154)

OTHER INCOME (EXPENSE)

Interest expense	(68,791)	(15,712)	(106,783)	(18,708)

TOTAL OTHER INCOME (EXPENSE)	(68,791)	(15,712)	(106,783)	(18,708)

LOSS BEFORE INCOME TAXES	(116,525)	(239,311)	(480,150)	(334,862)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(116,525)	$(239,311)	$(480,150)	$(334,862)

Income (loss) attributable to noncontrolling interest	28,860	(1,301)	10,089	(1,367)

NET LOSS ATTRIBUTABLE TO CONSOLIDATION
SERVICES, INC. AND ITS COMMON SHAREHOLDERS	(145,385)	(238,010)	(490,239)	(333,495)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	15,092,538	14,673,678	15,092,538	13,528,679

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

			Additional	Stock	Non		Total
	Common Stock		Paid-In	Subscription	Controlling	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Deficit	Equity

Balance, December 31, 2007	10,980,236	$10,980	$297,756	$-	$-	$(176,517)	$132,219

Common stock warrants exercised at $1.00 per share	2,179,400	2,180	2,177,220	(880,000)	-	-	1,299,400

Common stock issued for properties at $1.94 per share	1,934,334	1,934	3,233,823	-	514,243	-	3,750,000

Net loss for the year ended December 31, 2008	-	-	-	-	(1,381)	(541,631)	(543,012)

Balance, December 31, 2008	15,093,970	15,094	5,708,799	(880,000)	512,862	(718,148)	4,638,607

Shares repurchased at $1.92 per share	(2,865)	(3)	(5,497)	-		-	(5,500)

Dividends paid	-	-	-	-	(22,000)	-	(22,000)

Stock subscription received	-	-	-	9,000	-	-	9,000

Net loss for the nine months ended September 30, 2009	-	-	-	-	10,089	(490,239)	(480,150)

Balance, September 30, 2009	15,091,105	$15,091	$5,703,302	$(871,000)	$500,951	$(1,208,387)	$4,139,957

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(480,150)	$(334,862)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock and warrants issued for services	-	20,000
Depletion	27,245	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	362,508	183,590

Net Cash Used in
Operating Activities	(90,397)	(131,272)

INVESTING ACTIVITIES
Purchase of property and equipment	(118,611)	(2,050,709)

Net Cash Used in
Investing Activities	(118,611)	(2,050,709)

FINANCING ACTIVITIES
Repayment of notes payable	(293,267)	(105,532)
Proceeds from notes payable	450,000	1,383,155
Proceeds from common stock issued
and warrants	-	961,400
Stock subscription received	9,000	-
Common stock retired	(5,500)	-
Dividends paid	(22,000)	-

Net Cash Provided by
Financing Activities	138,233	2,239,023

NET INCREASE (DECREASE) IN CASH	(70,775)	57,042

CASH AT BEGINNING OF PERIOD	83,099	78,482

CASH AT END OF PERIOD	$12,324	$135,524

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$11,983	$2,653
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Properties purchased for common stock	$-	$3,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements included in the 2008 Annual Report on Form 10K.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had nominal revenues and has generated losses from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

As of the period ended September 30, 2009, the Company is no longer classified as a development stage company as it has begun to realize income from its principal revenue producing activity.

NOTE 3 – EQUITY TRANSACTIONS

During the nine months ended September 30, 2009, the Company issued no additional shares of its common stock. The Company repurchased 2,865 shares of common stock at $1.92 per share from existing shareholders and retired those shares.

CONSOLIDATION SERVICES, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2009

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

Accounting for Noncontrolling Interest
The Company applies the FASB Codification standard requiring the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement.

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2008 financial statements have been reclassified to conform to the presentation in the September 30, 2009 financial statements.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

In May 2009, the Company adopted the Codification standards that establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. Management has reviewed all subsequent events through November 16, 2009 in accordance with this pronouncement.  The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the Company adopted a new accounting standard issued by the FASB that is intended to (1) address the effects on certain provisions of Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the statement, and (2) constituent concerns about the application of certain key provisions including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this statement to have an impact on the Company’s results of operations, financial condition or cash flows.

CONSOLIDATION SERVICES, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2009

NOTE 5 – SIGNIFICANT EVENTS

As previously reported in the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, the Company issued a promissory note in the aggregate principal amount of $500,000 to finance the purchase of the Owsley Property, which consists of approximately 1,000 acres of land in Kentucky.  The note was originally due and payable in full on or before October 15, 2008, however, the note was extended a number of times by the parties.  The Company made principal payments of $200,000 and $150,000, plus interest, on November 7, 2008 and January 15, 2009, respectively, in accordance with the terms of various extensions of the note, leaving a final payment of $150,000, plus interest, due on May 15, 2009.  By agreement entered into between the Company and Larry Bruce Herald on May 27, 2009, Herald agreed to accept $15,000 upon execution of such agreement and to further extend payment due as of June 30, 2009, on the remaining balance of $135,000, plus interest at 10% per annum, to July 15, 2009.  The Company has accounted for the modification of the terms as a modification of the debt (no gain or loss has been recognized for the modification).  As of the date of this report, no part of this payment has been made although no default has been declared.

On May 20, 2008, the Company issued an unsecured promissory note in the aggregate principal amount of $1,000,000 to a related party, on an interest free basis to finance the purchase of a 50% membership interest in Buckhorn Resources LLC which holds land in Kentucky. This note is due on demand.  The Company has repaid $182,419 of the principal balance under the note as of September 30, 2009, leaving an unpaid principal balance of $817,581.  The note has been classified as current in the balance sheet.

The Company owes $135,000 as of September 30, 2009 on the Owsley property which is past due and $817,581 on the Buckhorn Resources LLC transaction which is past due.

In September 2009, the Company commenced a private placement of its restricted common stock.  As of November 3, 2009, the Company had raised gross proceeds of $87,750 from the sale of 117,000 shares of common stock at $0.75 per share in connection therewith.

The Company repaid $293,267 in loans payable as during the nine months ending September 30, 2009.  The Company received net proceeds of (i) $450,000 in the aggregate from loans payable under 12 promissory notes from the Company to Johnny Thomas, the Company’s CEO, or his designees with interest at 6% per annum, payable upon demand, and (ii) $9,000 in cash payments due under the promissory notes issued.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On or about June 25, 2009, each of the agreements between the Company and AMS Development LLC, dated August 26, 2008 (with respect to 200,000 shares); Buckhorn Resources, LLC, dated March 20, 2008 (with respect to 1,093,750 shares); and LeeCo Development, LLC, dated June 19, 2008 (with respect to 225,000 shares), each of which were filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for June 30, 2009, were amended to modify the Company’s guarantee obligations and lock-up/leak-out terms regarding the restricted shares of common stock issued as consideration under such agreements and to provide for the Company’s ability to repurchase such shares.  Under the original agreements, as previously reported, the respective parties would have become eligible to begin selling their respective weekly quotas of shares on the public markets commencing on July 1, 2009 (or with respect to shares sold pursuant to exemptions from registration between October 27, 2008 for five weeks

CONSOLIDATION SERVICES, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2009

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

thereafter for AMS Development, LLC; April 1, 2009 through April 1, 2010 for Buckhorn Resources, LLC; and from January 1, 2009 through December 31, 2009 for LeeCo Development, LLC), and if such shares were sold below the guaranteed price per share ($1.92 per share for Buckhorn agreement and $2.00 per share for each of the AMS and LeeCo agreements), the Company would have to pay the difference between such guaranteed price per share and the sale price.  Citing the current economic situation, lack of liquidity in the Company stock and the inability to meet certain revenue milestones from underlying properties, the Company and the respective parties agreed to modify these agreements to provide for the stockholders’ ability to sell their pro-rata portion of such shares to the Company in private transactions, as opposed to on the open market, at the price per share provided by the guarantee and the Company would repurchase such shares on a monthly basis using twenty-five percent (25%) of revenue received in connection with the underlying properties, with such repurchases being permitted to commence prior to July 1, 2009.  In the event the Company’s publicly traded stock closed above $2.25 per share for fifteen consecutive trading days immediately prior to such month’s scheduled repurchase, the stockholders could elect to sell that month’s quota in the public markets instead of through the repurchase plan.  During the three-month period ended September 30, 2009, the Company repurchased 2,865 shares of Common Stock at $1.92 per share under the aforementioned amended agreements.  Management considers these contracts to be executory contracts because the payments are contingent upon production from the mines, with the only amounts being recognized in the financial statements as those amounts currently being paid for guaranteed share price remittances or stock repurchases.  Due to the fact that the number of shares to be repurchased cannot be reasonably estimated under the contracts, management has not recorded interest.  Management has assessed the terms of the above guarantee share price and re-purchase agreements and has determined that there is no derivative liability associated therewith.

As previously reported, pursuant to that certain Rights Agreement between the Company and Eastern Kentucky Land Corporation (“EK”) effective September 22, 2008 (the “Rights Agreement”), whereby the Company acquired all right, title and interest in oil, gas and other minerals that may exist on the Buckhorn property, the Company guaranteed the price of $1.925 per share for 415,584 shares in connection with a portion of the purchase price of the Rights Agreement.  Under the lock up terms of the Rights Agreement, EK which received the 415,584 restricted shares, is eligible to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or pursuant to registration of the shares.  These shares became eligible to be re-sold under Rule 144 promulgated under the Securities Act on July 1, 2009. If such shares are sold below the guaranteed price per share of $1.925 per share, which is higher than the market price for the Company's public stock a bid and asked price of $1.01 and $1.10 per share, respectively, on October 28, 2009, the Company will be liable to pay the difference between such guaranteed price per share and the sale price.  As of the date of this report, Management has not yet renegotiated this obligation or entered into an amendment with respect to such lock-up/leak out terns, and as such, the Company's guarantee obligations under the Rights Agreement may be triggered at any time through the sale of such restricted shares by EK in accordance with securities laws.

During the three-month period ended September 30, 2009 we had revenue of $108,174 all of which were undisputed royalties from past mining activities under our initial coal mining lease entered into effective September 2, 2009, by and between Buckhorn, 50% owned by the Company, and ICG Hazard LLC (“ICG”).  Buckhorn and ICG signed a five-year coal mining lease for approximately 1,765 acres of  Buckhorn’s 10,500 acre property in eastern Kentucky, most of which are under lease with third party counter claimants.  Undisputed royalties are due and payable on the 25th day of each month following mining activities.

CONSOLIDATION SERVICES, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2009

NOTE 6 – COMMITMENTS AND CONTENGINCIES (CONTINUED)

In September 2009, there were approximately $1.5 million in disputed royalties.  Disputed royalties are royalties which are owed to Buckhorn or “bona fide” counter claimants in connection with their past mining activities on or under the Buckhorn properties which, depending on the nature of the claimant, are either (i) held in escrow, or (ii) held and accrued by ICG, in each case until the underlying dispute is resolved.  We did not recognize any disputed revenues during nine month period ended September 30, 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate and manage future acquisitions; our ability to compete against much larger companies; the current economic recession in the United States, as well as the economic and environmental conditions affecting the industry in which we operate; our current operating losses; and the competitive environment within the industry in which we compete.  Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the U.S. Securities and Exchange Commission (the “SEC”).

General

The Company was formed on January 26, 2007, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products).  As discussed in our annual report on Form 10-K, filed with the SEC on March 25, 2009, in view of the current economic climate and our obligation to maximize value for our stockholders, our primary business focus changed from our proposed organic and natural food business to the development of our energy-related assets, primarily the ability to generate revenues from our coal related operations, harvesting of our inventory of timber, as well as from our proposed natural gas operations, for which there are no assurances such coal or natural gas resources exist in economically feasible quantities, if at all.

In the near term, we intend to lease our coal reserves in the eastern Kentucky region of the United States to experienced mine operators under long-term leases that grant the operators the right to mine and sell coal from our reserves in exchange for royalty payments.  On September 1, 2009, the Company’s 50% owned subsidiary, Buckhorn Resources LLC, signed its initial coal mining lease as described below.  The Company is currently in discussions with one or more potential coal lessees regarding its other properties located in eastern Kentucky and anticipates that it will be able to enter into additional leases with in the near future.

Material Changes in Results of Operations.

The Three Month Period Ended September 30, 2009 As Compared to the Three Month Period Ended September 30, 2008.

Revenues:  During the three-month period ended September 30, 2009 (“2009 Third Quarter”) we had revenue of $108,174 all of which were undisputed royalties from past mining activities under our initial coal mining lease entered into effective September 2, 2009, by and between Buckhorn Resources LLC, a Kentucky limited liability company (“Buckhorn”), 50% owned by the Company, and ICG Hazard LLC (“ICG”).  Buckhorn and ICG signed a five-year coal mining lease for approximately 1,765 acres of Buckhorn’s 10,500 acre property in eastern Kentucky, most of which are under lease with third party counter claimants.  Undisputed royalties are due and payable on the 25th day of each month following mining activities.  The Company received undisputed royalties of $102,563 in October 2009 from Buckhorn (one-half of which is for the Company through its fifty percent (50%) ownership interest therein).  In September 2009, there were approximately $1.5 million in disputed royalties.  Disputed royalties are royalties which are owed to Buckhorn or “bona fide” counter claimants in connection with their past mining activities on or under the Buckhorn properties which, depending on the nature of the claimant, are either (i) held in escrow, or (ii) held and accrued by ICG, in each case until the underlying dispute is resolved.  We did not have any revenues during the three-month period ended September 30, 2008 (the “2008 Third Quarter”).

The Company recognized depletion, depreciation and ammortization of $27,245 during the 2009 Third Quarter.

Operating Expenses.  Total general and administrative expenses for the 2009 Third Quarter were $128,663, as compared with $223,599 in the 2008 Third Quarter, a decrease of 42%.  This decrease resulted from the decrease in expenses incurred in connection with land acquisitions and other corporate acquisitions and the decrease in professional fees for preparing and filing registration statements.  As a result of the revenues from operations and reduced general and administrative expenses, our loss from operations decreased from $223,599 to $47,734 in the 2009 Third Quarter.

Other Income (Expense).  Interest expense increased from $15,712 in the 2008 Third Quarter to $68,791 in the 2009 Third Quarter, primarily as a result of increases in interest on outstanding notes payable in connection with the acquisition of properties and as a result of extension of maturities on existing debt.  The Company’s non-controlling interest in Buckhorn had income of $28,860 during the 2009 Third Quarter as compared with a loss of $1,301 during the 2008 Third Quarter.

Net Loss.  As a result of the foregoing the Company incurred a net loss attributable to the Company’s shareholders of $145,385, or $(0.01) per share in the 2009 Third Quarter as compared with a loss attributable to the Company’s shareholders of $238,010, or $(0.02), per share, in the 2008 Third Quarter.

The Nine Month Period Ended September 30, 2009 As Compared to the Nine Month Period Ended September 30, 2008.

Revenues. The Company received revenues of $112,440 during the nine months ended September 30, 2009 (“2009 Period”), which included the above-described $108,174 royalties, as well as $4,266 from partial timber removal on our Owsley property, which was received during the quarter ended March 31, 2009.  The Company did not receive any revenues during the nine month period ended September 30, 2008 (“2008 Period”).

Operating expenses. We incurred general and administrative expenses of $458,562 for the 2009 Period, which expenses are comprised primarily of regulatory financial reporting expenses, professional fees and expenses incurred in mining permit applications, title research and negotiating leases with potential coal lessees during this period, as expenses rapidly increased during this period of organic development for the Company.  For the  2008 Period, the Company’s material general and administrative expenses were comprised primarily of SEC and state "Blue Sky" filing fees, professional fees and expenses.

Other Income (Expense).  Interest expense increased from $18,708 in the 2008 Period to $106,783 in the 2009 Period primarily as a result of increases in interest on outstanding notes payable in connection with the acquisition of properties and as a result of extensions of maturity on existing debt.  The Company’s non-controlling interest in Buckhorn’s had income of $10,089 during the 2009 Period as compared with a loss of $1,367 during the 2008 Period.

Net loss. As a result of the foregoing, net loss attributable to the Company’s shareholders of $490,239 or ($0.03) per share for the 2009 Period, reflect the impact of general and administrative costs and interest expenses during such period.  Net loss attributable to the Company’s shareholders was $333,495 or ($0.02) per share for the 2008 Period, reflecting the impact of organizational, reporting, and compliance costs incurred, as well as minor amounts in connection with the Company’s non-controlling interest in Buckhorn.

Material Changes in Financial Condition; Liquidity and Capital Resources as of September 30, 2009 As Compared to December 31, 2008.

The Company had cash of $12,324 and a working capital deficit of $2,858,699 at September 30, 2009.  We also had an accumulated deficit of $1,208,387 as of September 30, 2009.  In comparison, at December 31, 2008, the Company’s cash position was $83,099 which was mainly due to proceeds from the issuance of Company securities.  We had a working capital deficit of $2,268,682 at December 31, 2008 and an accumulated deficit of $718,148.  The increase in the Company’s working capital deficit and accumulated deficit over such period are primarily the result of notable increases in accounts payable and accrued expenses by $362,508 and an increase in notes payable to related parties of $426,000, despite a decrease of $269,266 in notes payable to unrelated parties.  These increases in accrued expenses and related party payables have been necessary to continue to fund operation losses.

In September 2009, the Company commenced a private placement of its restricted common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.  As of November 3, 2009, the Company had raised gross proceeds of $87,750 from the sale of 117,000 shares of common stock at $0.75 per share in connection therewith.  The securities offered or sold or to be sold in such private placement offering will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This report (including the financial statements and notes filed herewith) is not being used for the purpose of conditioning the market in the United States for any of the securities offered or sold or to be sold in such private placement offering.

The Company had a net decrease in cash of $70,775 for the 2009 Period, compared with a net increase in cash of $57,042 during the same period last year.  The difference is the result of an increase in cash used in operating activities and a significant decrease in investing activities during the 2009 Period, respectively, as offset by significantly lower cash flow from financing activities as compared to the 2008 Period, as described hereinafter.

Net cash used in operating activities was $90,397 for the 2009 Period, which was attributable to our net loss of $480,150 which was offset, in part, by a significant increase in accounts payable and accrued expenses of $362,508.  Net cash used in operating activities was $131,272 for the 2008 Period, which was attributable primarily to a net loss of $334,862, as offset by an increase in accounts payable and accrued expenses of $183,590 and $20,000 in common stock and warrants issued for services.

Net cash used in investing activities significantly decreased from $2,050,709 in the 2008 Period to $118,611 during the 2009 Period, which amounts were used in the 2009 Period to purchase property and equipment in connection with preparing to mine the Company’s properties.  During the 2008 Period, $2,050,709 in cash was used in investing activities in connection with the purchase of property and equipment in furtherance of the Company’s business objectives.

Net cash provided by financing activities was $138,233 for the 2009 Period, which was attributable to the repayment of $293,267 in loans payable as offset by the receipt of (i) $450,000 in the aggregate from loans payable under 12 promissory notes from the Company to Johnny Thomas, the Company’s CEO, or his designees with interest at 6% per annum, payable upon demand, and (ii) $9,000 in cash payments due under the promissory notes.  During the 2008 Period, net cash provided by financing activities was $2,239,023, resulting primarily from the receipt of $961,400 from the issuance of common stock and the exercise of warrants and $1,383,155 in proceeds from notes payable from related parties, as offset by the repayment of $105,532 in notes payable to related parties.  The Company continues to seek outside financing in order to meet outstanding obligations and for working capital purposes, of which there are no assurances such financing will be available. However, in the event that the Company is able to generate significant royalty revenues from its coal operations, management anticipates that it will not need to rely as heavily, if at all, on such outside financing.

In terms of liquidity and capital resources, management anticipates that it will continue to receive and/or accrue undisputed monthly royalty revenues under its ICG contract, with disputed royalty revenues being held or accrued in an escrow account or in ICG’s account until they are capable of being released in accordance with the ICG contract.  Management also anticipates having discussions with potential coal lessees other than ICG, leading to our entering into additional leases, for which there is no assurance such will occur, or that we will receive coal royalties in economically feasible amounts or at all.

As previously reported in the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, the Company issued a promissory note in the aggregate principal amount of $500,000 to finance the purchase of the Owsley Property, which consists of approximately 1,000 acres of land in Kentucky.  The note was originally due and payable in full on or before October 15, 2008, however, the note was extended a number of times by the parties.  The Company made principal payments of $200,000 and $150,000, plus interest, on November 7, 2008 and January 15, 2009, respectively, in accordance with the terms of various extensions of the note, leaving a final payment of $150,000, plus interest, due on May 15, 2009.  By agreement entered into between the Company and Larry Bruce Herald on May 27, 2009, Herald agreed to accept $15,000 upon execution of such agreement and to further extend payment due as of June 30, 2009, on the remaining balance of $135,000, plus interest at 10% per annum, to July 15, 2009.  As of the date of this report, no part of this payment has been made although no default has been declared.

On May 5, 2009, the Company’s board of directors approved salaries for Johnny R. Thomas and John C. Francis of $12,000 per month, commencing on April 1, 2009, until changed by the board or by employment agreements.  Such monthly salaries have been accrued since April 1, 2009, provided, however, that the Company commenced payment of salary on August 1, 2009 to John C. Francis starting with such monthly period but excluding any previously accrued amounts.  Management anticipates that the future monthly salaries for John C. Francis and Johnny R. Thomas (including any previously accrued amounts) will be paid by the Company going forward, subject to the availability of funds; otherwise any unpaid salaries will continue to accrue until the Company has the funds available to pay such officers.

On or about June 25, 2009, each of the agreements between the Company and AMS Development LLC, dated August 26, 2008 (with respect to 200,000 shares); Buckhorn Resources, LLC, dated March 20, 2008 (with respect to 1,093,750 shares); and LeeCo Development, LLC, dated June 19, 2008 (with respect to 225,000 shares), each of which were filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for June 30, 2009, were amended to modify the Company’s guarantee obligations and lock-up/leak-out terms regarding the restricted shares of common stock issued as consideration under such agreements and to provide for the Company’s ability to repurchase such shares.  Under the original agreements, as previously reported, the respective parties would have become eligible to begin selling their respective weekly quotas of shares on the public markets commencing on July 1, 2009 (or with respect to shares sold pursuant to exemptions from registration between October 27, 2008 for five weeks thereafter for AMS Development, LLC; April 1, 2009 through April 1, 2010 for Buckhorn Resources, LLC; and from January 1, 2009 through December 31, 2009 for LeeCo Development, LLC), and if such shares were sold below the guaranteed price per share ($1.92 per share for Buckhorn agreement and $2.00 per share for each of the AMS and LeeCo agreements) which was higher than the market price for the Company’s public stock, a bid and asked price of $1.01 and $1.10 per share, respectively, on October 28, 2009), the Company would have to pay the difference between such guaranteed price per share and the sale price.  Citing the current economic situation, lack of liquidity in the Company stock and the inability to meet certain revenue milestones from underlying properties, the Company and the respective parties agreed to modify these agreements to provide for the stockholders’ ability to sell their pro-rata portion of such shares to the Company in private transactions, as opposed to on the open market, at the price per share provided by the guarantee and the Company would repurchase such shares on a monthly basis using twenty-five percent (25%) of revenue received in connection with the underlying properties, with such repurchases being permitted to commence prior to July 1, 2009.  In the event the Company’s publicly traded stock closed above $2.25 per share for fifteen consecutive trading days immediately prior to such month’s scheduled repurchase, the stockholders could elect to sell that month’s quota in the public markets instead of through the repurchase plan.  During the three-month period ended September 30, 2009, the Company repurchased 2,865 shares of Common Stock at $1.92 per share under the aforementioned amended agreements.

As previously reported, pursuant to that certain Rights Agreement between the Company and Eastern Kentucky Land Corporation (“EK”) effective September 22, 2008 (the “Rights Agreement”), whereby the Company acquired all right, title and interest in oil, gas and other minerals that may exist on the Buckhorn property, the Company guaranteed the price of $1.925 per share for 415,584 shares in connection with a portion of the purchase price of the Rights Agreement.  Under the lock up terms of the Rights Agreement, EK which received the 415,584 restricted shares, is eligible to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or pursuant to registration of the shares.  These shares became eligible to be re-sold under Rule 144 promulgated under the Securities Act on July 1, 2009. If such shares are sold below the guaranteed price per share of $1.925 per share, which is higher than the market price for the Company's public stock a bid and asked price of $1.01 and $1.10 per share, respectively, on October 28, 2009, the Company will be liable to pay the difference between such guaranteed price per share and the sale price.  As of the date of this report, Management has not yet renegotiated this obligation or entered into an amendment with respect to such lock-up/leak out terns, and as such, the Company's guarantee obligations under the Rights Agreement may be triggered at any time through the sale of such restricted shares by EK in accordance with securities laws.

We anticipate that the Company will need additional capital within the next twelve months of up to approximately $2,500,000 to cover ongoing operating expenses, current liabilities, and other expenses.  The Company's accumulated deficit, the generation of losses from its nominal operations, and nominal revenues are factors that raise substantial doubt about the Company's ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the previously disclosed stock share price guarantee and stock repurchase agreements.

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

Revenue Recognition

The Company recognizes revenues when the product or service is delivered and accepted by the customer.  During the nine months ended September 30, 2009, the Company realized revenues from the sale of timber grown on its property and from undisputed royalties under its coal mining contract with ICG Hazard LLC.

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

Item 4T.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, as the Company does not have sufficient personnel to maintain effective disclosure controls and proceedures.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2009, the Company commenced a private placement of its restricted common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.  As of November 3, 2009, the Company had raised gross proceeds of $87,750 from the sale of 117,000 shares of common stock at $0.75 per share in connection therewith.  The securities offered or sold or to be sold in such private placement offering will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This report (including the financial statements and notes filed herewith) is not being used for the purpose of conditioning the market in the United States for any of the securities offered or sold or to be sold in such private placement offering.

The following table sets forth purchases of Common Stock made by the Registrant during the three-month period ended September 30, 2009.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009-July 31, 2009	0		0	0	0
August 1, 2009-August 31, 2009	0		0	0	0
September 1, 2009 - September 30, 2009	2,865	(1)	$1.92	0	0
Total	2,865	(1)	$1.92	0	0

(1) On or about June 25, 2009, the Company amended the agreements with the former owners of its properties to modify the Company’s obligations and lock-up/leak-out terms regarding an aggregate of 1,518,750 shares of Common Stock, to provide for, among other things, the Company’s ability to repurchase such shares, as set forth in the above table.

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

Dated: November 18, 2009		Consolidation Services, Inc.

	By:	/s/ Johnny R. Thomas
Johnny R. Thomas, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John C. Francis
John C. Francis, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Consolidation Services, Inc.
Quarterly Report on Form 10-Q
 Quarter Ended September 30, 2009

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