Form 10-K
period 2009-12-31
Consolidation Services inc
filed 2010-03-31
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [   ] The registrant is not yet subject to these filing requirements.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

The aggregate market value of the 15,093,970 shares of common stock of the registrant issued and outstanding as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 8,539,636 shares of common stock held by affiliates of the registrant, was $7,537,484 based on the last sale price of $1.15 on such date.

The number of shares of registrant’s common stock outstanding as of March 25, 2010 was 15,257,220.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

CONSOLIDATION SERVICES, INC.

2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Securities and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

General Development of Business

Consolidation Services, Inc. (the “Company” or “CNSV”) was formed on January 26, 2007 to engage in the development of energy-related assets.

In May 2008, the Company completed the acquisition of a fifty (50%) percent equity interest in Buckhorn Resources, LLC  and in September 2008, the Company completed the acquisition of a fifty (50%) percent equity interest in LeeCo Development, LLC.  See “Discontinued Operations” below.

During 2009, the Company continued its efforts to develop primarily its coal related assets by preparing and filing mining permit applications and negotiating and signing lease agreements with experienced coal mining operators to develop its coal related properties in eastern Kentucky.

On January 1, 2010, the Board of Directors of CNSV approved the separation of the Company’s existing energy business into two independent businesses.  The Company has discontinued its coal mining operations and transferred (the “Spin-off”) its coal-related assets and liabilities to Colt Resources, Inc. (“Colt”), a Nevada corporation formed on February 10, 2010, as a wholly-owned subsidiary for the purpose of operating all non-oil and gas assets formerly owned by CNSV. The Company retained substantially all of its oil and gas assets (but none of its liabilities).  As a result of the Spin-off, Colt received all non-oil and gas assets, together with a 12.5% overriding royalty on all oil and gas assets retained and owned by CNSV as of December 31, 2009, as well as all of the liabilities or obligations of CNSV except regulatory filings and taxes. The coal-related properties owned by CNSV as of December 31, 2009, which were transferred to Colt are hereinafter referred to as the “Colt Properties”.

The Company’s Board believed that it was in the best interest of the Company to divide the assets and liabilities of the Company into two separate legal entities, as doing so will serve an important business purpose in that it will facilitate the ability of the separate entities to more readily manage, obtain access to capital and bank lending, facilitate staffing and employment, as well as certain other business decisions, given the substantial differences in the business focuses represented by such assets and liabilities.

In order to accomplish this Spin-off, the Board and at least a majority of the voting interest of the Company’s stockholders approved that the Company’s stockholders as of January 31, 2010 (the “Record Date”) received the same number of shares in Colt (the “Colt Shares”) as they owned in the Company on a pro-rata, one-to-one basis and for no additional consideration.  The Colt Shares are “restricted securities”, exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and which will not be publicly traded.  There were 15,257,220 Company Shares issued and outstanding on the Record Date.  The Separation and Distribution Agreement (the “Spin-Off Agreement”) by and between CNSV and Colt was filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2010, as an exhibit to a Current Report on Form 8-K.

At December 31, 2009, the Company’s subsidiaries’ principal assets included: (i) a 50% ownership interest in Buckhorn Resources, LLC; and (ii) a 50% ownership interest in LeeCo Development, LLC; and (iii) a 100% ownership interest in Vector ("Vector"). After the Spin-off of Colt on January 1, 2010, the Company’s subsidiaries included a 100% ownership interest in Vector. The Company applies the FASB Codification standards requiring the recognition of noncontrolling interests as equity in the consolidated financial statements and separate from the parent's equity.  The amount of net income (loss) attributable to the noncontrolling interests is included in consolidated net loss on the face of the consolidated statement of operations.

Since January 1, 2010, the Company has been engaged solely in the acquisition of oil and gas mineral rights in Kentucky and Tennessee.  The Company’s business strategy is to acquire oil and gas properties in exchange for the Company’s restricted common stock to increase long-term value.  The Company currently owns oil and gas mineral rights on approximately 12,000 acres in Eastern Kentucky which it intends to develop.

On July 1, 2008, the Company acquired all of the capital stock of Vector, a Delaware corporation without any significant assets, from its Chief Financial Officer, John Francis, for nominal consideration of ten dollars.

At this stage, our activities have been limited to pursuing our strategy to use restricted common stock in exchange for existing producing oil and gas properties, projects and partnerships that have existing oil and gas reserves.  There can be no assurance at this stage that the Company will acquire producing oil and gas assets using restricted common stock now or in the future, or that we will have access to cash to acquire other oil and gas interests.  If we are unable to acquire assets using our Common Stock, we intend to leverage our existing assets, as well as seek to raise capital though the sale of equity and/or debt securities.  Our ultimate success will depend on our ability to acquire assets and raise additional capital on a timely basis in order to take advantage of opportunities which become available to us.  In any event, there can be no assurance that we will be able to develop oil and gas assets which may exist on our properties in economically feasible quantities, if at all, or that such potential assets can be extracted.

During the two years ended December 31, 2009, the Company realized all of its revenue from undisputed coal royalties and the sale of timber grown on its properties from its discontinued operations and from inception to date has generated losses from operations.  Since all revenues through December 31, 2009 were from discontinued operations, they no longer appear within continuing operations in the Company’s financial statements. Our auditors have issued a going concern opinion.  See “Report of Independent Registered Public Accounting Firm.”  This means that there is substantial doubt that we can continue as an on-going business.  Accordingly, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management is seeking capital from equity and/or debt financing from the issuance of its securities or borrowings, although there is no assurance that such financing will be available, of if available, on affordable terms.  In addition, there can be no assurance the Company will be able to generate sufficient revenues from its prospective operations.

Description of Business

 As of January 1, 2010, the Company’s Board of Directors approved the separation of the Company’s existing energy business into coal mining operations and oil and gas operations.  The coal mining operations were transferred to Colt and are disclosed in this report under Discontiued Operations.  As of January 1, 2010, as a result of the Spin-off, the Company became an oil and gas exploration and production company.  We are seeking to enter into agreements to acquire oil and gas mineral rights including producing oil and gas properties in exchange for restricted common stock in order to reduce the outlay of capital related to the developmental costs associated in acquiring oil and gas mineral leases, permitting, licensing, drilling and marketing.

In addition, at some point in the future, the Company will consider developing its oil and gas mineral rights on its approximate 12,000 acres located in eastern Kentucky, which the Company substantially retained after the Spin-off with Colt.  The Company has recorded the title to its oil and gas mineral rights in eastern Kentucky and there are no terms or conditions that the Company is required to fulfill in order to maintain its title to the oil and gas mineral rights in perpetuity. However, there can be no assurance that the Company will be able to obtain the funding required to pursue the development of its oil and gas rights in eastern Kentucky.

As a result of the Spin-off, CNSV spun off the coal mineral rights but retained 87.5% of the oil and gas mineral interests on the Colt Properties.  However, to drill productive oil and/or natural gas wells on the Colt Properties, assuming commercially producible reserves exist, the Company will be required to incur expenses relating to permitting, licensing, exploration and development.  Therefore, it will initially seek interests with existing oil and gas production to minimize these costs and expenses.

Land and Natural Resources

Eastern Kentucky was initially selected for the Company’s land acquisition program (the “Land Acquisition Program”) because coal, natural gas and oil are strategically located in counties that have a proven history of producing substantial amounts of natural gas, oil and coal.  The four counties where the Company is initially focused are designated a “Federal Renewal Community” by the U.S. Department of Housing and Urban Development (HUD). Businesses within the area may be eligible for a substantial package of federal tax credits and deductions designed to encourage business investment and the creation of jobs.  Given the Company’s determination to pursue its proposed energy-related business, the extraction of viable energy and natural resources has become the primary objective of the Land Acquisition Program. Under the Land Acquisition Program, the Company acquired or leased the Colt Properties.

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

The Company believes, based on management’s prior experiences, shallow wells will generally be less than 3,000 feet deep.  Management expects the wells to require less than two years of operations to recover its acquisition, exploration and development costs. The area where the Company plans on developing gas wells has good access to an existing pipeline infrastructure. Management expects to use satellite links to gas wells in order to allow real time remote monitoring of gas production.  A small percentage of the shallow wells may produce oil, based on the history of wells drilled in the region.

Separation and Distribution Agreement

On February 12, 2010, the Company filed a Current Report on Form 8-K which disclosed the Spin-off and includes as an exhibit the Separation and Distribution Agreement (the “Spin-Off Agreement”) dated as of January 1, 2010 by and between the Company and Colt, which is incorporated by reference herein.  The following summary of the Spin-Off Agreement is not complete and is subject to and qualified in its entirety by reference to, the provisions of the Spin-Off Agreement.

Effective as of January 1, 2010, for tax and accounting purposes, the Company transferred and assigned to Colt all of the assets (“Colt Assets”) relating to the coal business of the Company as well as all other assets owned by the Company, except for oil and gas rights minus 12.5% overriding royalty payments to Colt in the oil and gas assets retained by the Company.  The Company is in the process of filing the necessary assignments, mineral deeds, or similar filings with the appropriate Government Entities (as defined) in order to reflect the royalty assignments.  Colt assumed the liabilities of CNSV (“Colt Liabilities”) which are generally all liabilities of the Company as of December 31, 2009, except for the obligation to file regulatory filings and taxes; the Company’s coal business and any liabilities arising out of the operations of Colt’s business after January 1, 2010; and any and all liabilities of the Company under which it is an obligor by reason of any guarantee or contractual commitment.  The consideration for the Spin-off was all of the shares of Colt common stock to be distributed to the Company’s stockholders of record as of January 31, 2010.  Together with an Information Statement, Colt has issued certificates representing 100% of the shares of Colt common stock to each shareholder of the Company’s Common Stock on the Record Date on a pro-rata basis, of one (1) share of Colt common stock for each one (1) share of Company’s Common Stock so held by such record holder.  The certificates for the Colt common stock shall be delivered directly to each record holder by mail at their respective addresses as listed in the Company’s transfer agent’s books and records.

The Company and Colt both acknowledged that Colt is and shall continue to be a non-reporting privately held company and that there will not be a public market in the Colt common stock, nor is one expected to develop, and that the Colt common stock that record holders receive shall be “restricted securities.”  In that connection both parties agree: (1) the Colt common stock shall have the appropriate restrictive legends which describe the transfer restrictions related thereto; and (ii) Colt’s stock transfer books shall include “stop transfer” instructions that indicate such transfer limits.

Prospective Oil and Gas Activities

On March 2, 2010, CNSV entered into a letter of intent to acquire an interest in approximately fifteen (15) oil and gas wells located in Kentucky (the “Kentucky Assets”).  The proposed purchase price, all in the form of CNSV Common Stock, shall be equal to the investor’s cash contributions to the seller and thus represent the cost basis of the Kentucky Assets being acquired. CNSV shall realize any operating profit or loss from operations after the closing date.  The Kentucky Assets will be sold to CNSV free and clear of all liens, claims and encumbrances and CNSV will not assume any liabilities of the seller.  The closing of the transaction is subject to completion of due diligence, negotiation and execution of a definitive asset purchase agreement, regulatory filings and approvals, third party consents and other customary closing conditions.

On March 8, 2010, CNSV entered into a letter of intent to acquire an interest in approximately thirteen (13) oil and gas wells in Tennessee (the “Tennessee Assets”).  The proposed purchase price, all in the form of CNSV Common Stock will represent the cost basis of the acquired Tennessee Assets.  The Tennessee Assets will be sold to CNSV free and clear of all liens, claims encumbrances and CNSV will not assume any liabilities of the seller.  The closing is subject to completion of due diligence, execution of definitive asset purchase agreements, delivery of audited financial information concerning the seller, mutual agreement on the management of the drilling funds for some minimum time, satisfaction of all licensing requirements and all regulatory approvals required to complete the acquisition, all third party consents and other customary closing conditions.

Competition

The oil and gas exploration and production industry is highly competitive.  In the Kentucky area, we will compete with several large and well known public and private companies which have substantially greater financial and operational resources than we are expected to have.  Competition for equipment, personnel and services is expected to be intense.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of properties we may acquire or in which we currently have an interest.

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.  Additionally, there is competition for other resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Marketing/Distribution

The Company intends to enter into agreements with various oil and gas operators for the purpose of marketing and distributing any oil and gas produced.  However, at this stage there are no assurances that the Company will produce oil and gas that is marketable or that can be extracted in economically feasible amounts, if at all. The Company’s marketing efforts are expected to be performed by its management, consultants and  independent brokers of oil and gas operations whom it contracts with to acquire interests.

The principal markets for oil and natural gas which is produced on the Company’s properties are refining companies, utility companies and private industry end users.  Natural gas has multiple markets throughout the eastern United States through gas transmission lines.  Natural gas is delivered to the purchaser via gathering lines into a main gas transmission line.

Government Regulation

The oil and gas operators with whom the Company intends to contract with are obligated to conduct drilling operations in compliance with all applicable Federal, state and local laws and regulations. Such regulation includes requiring local permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells. Our operations are or will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from the wells and to limit the number of wells or the locations at which we may be able to drill.

While it is not possible to quantify the costs of compliance by the Company or its operators with all applicable federal and state laws, those costs are expected to be significant.  Although the Company’s operators typically accrue adequate amounts to cover these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient.

Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on future operations.

Environmental Regulation

Our prospective operations on properties in which we expect to have an interest will be subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on our operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on our operating costs.

Environmental laws and regulations may require the acquisition of a permit or other authorization before construction, mining or drilling commences and for certain other activities; limit or prohibit construction, mining, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for such drilling operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions.  These obligations and responsibilities are those of the oil and gas operators with whom the Company will enter into agreements.

The Company (or its subsidiaries) and its lessees will be subject to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws that impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment.  These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.  As the owner of the land upon which drilling and other energy-related operations are anticipated to take place, the Company (or its subsidiaries) may be held strictly liable as a responsible party under CERCLA, along with any of its lessees.  Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Company’s oil and gas operators will be subject to the Federal Clean Water Act and corresponding state laws which affect coal mining operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Federal Clean Water Act and corresponding state laws could cause the Company’s oil and gas operators to incur significant additional costs that adversely affect our future operating results.

The Company’s oil and gas operators will be subject to Resource Conservation and Recovery Act (“RCRA”).  RCRA, which was enacted in 1976, affects U.S. mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous materials found on a mine site are those contained in products used in vehicles and for machinery maintenance. Oil and natural gas resources underlying the Company (or its subsidiaries) properties may be considered hazardous waste material under RCRA.

The Company’s (or its subsidiaries) lessees may be affected by the Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying the Company (or its subsidiaries) and its lessees from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or forestry activities in areas containing the affected species. A number of species indigenous to Central Appalachia are protected under the Endangered Species Act.  The Company (or its subsidiaries) does not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to drill for oil and gas on our properties.  Additional species on the Company (or its subsidiaries) properties may receive protected status under the Endangered Species Act and additional currently protected species may be discovered within its properties.

Mine Health and Safety Laws

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

On January 29, 2003, the Fourth Circuit reversed this injunction which prohibited the Army Corp of Engineers from issuing new Section 404 permits for the deposit of mountaintop debris in valley fills, indicating that issuance of permits did not violate the Clean Water Act.

Research and Development

Our business plan is focused on the exploration and development of our potential oil and natural gas resources on or under our properties.  Other than in connection with property explorations, assessments and technical reports, we have not expended any significant funds on research and development in the conventional sense during the years ended December 31, 2009 and 2008.

Facilities

The Company is operating from the residence of its CEO, Dr. Johnny Thomas, with a mailing address at 2756 N. Green Valley Parkway, Suite 225, Henderson, Nevada 89014, as most of our current operating activities will be out of state.

Employees

As of the date of this report, Dr. Johnny Thomas, CEO, and John Francis, CFO are employed by the Company on a full-time basis. See “Item 10.  Directors, Executive Officers and Corporate Governance.”  We do not expect to hire additional employees at this time, as we expect to use contract service providers such as the development group recently hired with our purchases of land in Kentucky.  Current management of the Company is considered ideal to implement land acquisitions and to evaluate and negotiate with potential acquisition candidates that may provide for a strategic fit. The Company expects to gain access to experienced industry personnel through its acquisitions and by the recruitment of an individual with the appropriate qualifications to head up the Company’s marketing efforts.

Discontinued Operations

Effective January 1, 2010, as part of the Spin-off, the Company discontinued its coal mining operations (and insignificant timber sales) and transferred all of its coal mining related assets, as well as all of CNSV’s liabilities relating to each of the following transactions (Breathitt Transaction, Owsley Transaction, Development Agreement, Buckhorn Transaction, EK Transaction and LeeCo Transaction) to Colt.  All parties involved in the hereinafter described stock purchase agreements and stock buyback agreements at guaranteed prices have agreed to the transfer of the respective obligations to Colt.  Therefore, Colt is liable to the third parties for the obligations.

Breathitt Transaction

On November 8, 2007, the Company closed on the purchase of approximately 250 acres of land and the associated mineral interests in Breathitt County, Kentucky (the “Breathitt Property”) from Anna L. Jett, an individual with whom the Company had no affiliation prior to the subject land purchase, for consideration of $175,000, not including closing costs (the “Breathitt Transaction”).  The transaction involved three deeds, which appeared as exhibits 10.1 through 10.3 to the Company’s Form 10-QSB for the period ended September 30, 2007, filed with the Commission on November 19, 2007.  The Company conveyed to Sitter Drilling LLC, an unaffiliated party, a 6.25% interest in oil and gas with respect to the land covered under the Land Deed, for nominal consideration.  Funding for this transaction came from a loan of $190,000 in the aggregate, from Meadow Lark Holdings LLC, a Nevada limited liability company owned jointly by Johnny Thomas (the Chairman of the Board, Chief Executive Officer and President of the Company) and Helen Thomas (the former Secretary/Treasurer and a former director of the Company). The terms of the unsecured loan provide for six percent interest due upon demand, subject to availability of funds. Of this amount, approximately $150,000 of principal and interest was repaid as of December 31, 2009, leaving a balance of approximately $40,000.

In August 2008, the Company commenced limited timber harvesting activities on the Breathitt Property and realized a total of approximately $13,000 in revenues from such activities which is classified as a part of discontinued operations in the accompanying consolidated financial statements.  The timber sales simultaneously improved road access to the property for potential coal mining and oil and natural gas drilling.  The Company may exploit oil and natural gas that may exist under its properties; however, we need to do exploratory drilling so we can determine the quality of such natural resources prior to determining whether developing the Breathitt Property would be cost beneficial.

Owsley Transaction

On August 25, 2008, the Company exercised an option to purchase approximately 1,000 acres of land and the associated mineral interests in Owsley County, Kentucky (the “Owsley Property”) for a purchase price of $1,000,000 pursuant to the Owsley Option Assignment between the Company and AMS Development, LLC (“AMS”), whereby AMS assigned and transferred to the Company its interest in an option to purchase the Owsley Property from Larry Bruce Herald (“Herald”).

The purchase price regarding the Owsley Property was paid to Herald as follows: (i) $500,000 in cash at the closing; and (ii) $500,000 pursuant to the Note and Mortgage of even date on the Owsley Property.  Under the terms of the Note, Herald may accelerate the Note and repossess the Owsley Property upon a “default” as defined therein.  The cash funds used to purchase the Owsley Property have been provided from Johnny R. Thomas, the Company’s CEO, who loaned the Company approximately $514,000 for the Closing pursuant to a promissory note which is payable upon demand, with interest at 6% per annum.  By agreement entered into between the Company and Herald on May 27, 2009, Herald agreed to accept $15,000 upon execution of such agreement and to further extend payment due as of June 30, 2009, on the remaining balance of $135,000, plus interest at 10% per annum, to July 15, 2009.  The Company has accounted for the modification of the terms as a modification of the debt (no gain or loss has been recognized for the modification).  As of the date of this report, no part of this payment has been made although no default has been declared.

Timber removal activities occurred on the Owsley Property during 2009, and the Company recognized $4,266 in other revenue from the timber removal which is included in discontinued operations in the accompanying consolidated financial statements.

Development Agreement

On August 26, 2008, the Company entered into the Development Agreement with AMS regarding certain engineering, consulting and administrative services that AMS agreed to provide in connection with the development of the Owsley Property for coal mining activities.  As consideration for entering into the Development Agreement, AMS received consideration of: (1) $100,000, which amount was placed in escrow at the time the parties entered into the Owsley Option Assignment and has since been released from escrow; (2) assignment by the Company to AMS of 50% of the coal royalty rights with respect to the Owsley Property, which rights vested as of the Closing, with a mineral deed relating to such rights to be filed promptly thereafter; and (3) $400,000 through the issuance of 200,000 shares of the Company’s restricted common stock, par value $.001 per share valued at $2.00 per share which was the ten day market average when the Owsley Option Assignment was negotiated and executed.

On or about June 25, 2009, the agreements between the Company and AMS, dated August 26, 2008 (with respect to 200,000 shares), as well as hereinafter described agreements with Buckhorn Resources, LLC, dated March 20, 2008 (with respect to 1,093,750 shares); and LeeCo Development, LLC, dated June 19, 2008 (with respect to 225,000 shares), each of which were filed as Exhibits to the Company's Quarterly Report on Form 10-Q for June 30, 2009, were amended to modify the Company's guarantee obligations and lock-up/leakout terms regarding the restricted shares of common stock issued as consideration under such agreements and to provide for the Company's (now Colt’s) ability to repurchase such shares. Under the original agreements, as previously reported, the respective parties would have become eligible to begin selling their respective weekly quotas of shares on the public markets commencing on July 1, 2009 (or with respect to shares sold pursuant to exemptions from registration between October 27, 2008 for five weeks thereafter for AMS Development, LLC; April 1, 2009 through April 1, 2010 for Buckhorn Resources, LLC; and from January 1, 2009 through December 31, 2009 for LeeCo Development, LLC), and if such shares were sold below the guaranteed price per share ($1.92 per share under the Buckhorn agreement and $2.00 per share for each of the AMS and LeeCo agreements), the Company would have to pay the difference between such guaranteed price per share and the sale price. Citing the current economic situation, lack of liquidity in the Company stock and the inability to meet certain revenue milestones from underlying properties, the Company and the respective parties agreed to modify these agreements to provide for the stockholders' ability to sell their pro-rata portion of such shares to the Company in private transactions, as opposed to on the open market, at the price per share provided by the guarantee and the Company would repurchase such shares on a monthly basis using twenty-five percent (25%) of revenue received in connection with the underlying properties, with such repurchases being permitted to commence prior to July 1, 2009. In the event the Company's publicly traded stock closed above $2.25 per share for fifteen consecutive trading days immediately prior to such month's scheduled repurchase, the stockholders could elect to sell that month's quota in the public markets instead of through the repurchase plan. During the year ended December 31, 2009. The Company repurchased 6,250 shares of Common Stock at $1.92 per share under the aforementioned amended agreements.  Management considered these contracts to be executory contracts because the payments were contingent upon production from the mines, with the only amounts being recognized in the financial statements as those amounts that would be paid for guaranteed share price remittances or stock repurchases.  Due to the fact that the number of shares to be repurchased was not reasonably estimatable under the contracts, management did not record interest or a liability at December 31, 2009.  Management  assessed the terms of the above guarantee share price and re-purchase agreements and determined that there was no derivative liability associated therewith. The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement.

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

As disclosed under “Item 3. Legal Proceedings” below, Begley Properties, LLC (hereinafter, “Begley”) filed an action against Buckhorn in the Leslie Circuit Court on September 29, 2005, to quiet title to certain parcels of property of approximately 500 acres owned by Buckhorn that are located in Leslie and Perry Counties in Kentucky.  Buckhorn is contesting Begley’s claim and disputes the facts as conveyed by Begley.  However, due to the nature of litigation, the outcome of this matter is impossible to determine at this time.

The total consideration for the Buckhorn acquisition was $4,200,000, consisting of: (i) $2,100,000 in cash or installment payments, whereby $550,000 was paid by the Company in cash at the closing and $1,550,000 remains payable by the Company (now Colt) in installments within twelve months of the closing (which amount consisted of a $1,000,000 unsecured demand promissory note and $550,000 in remaining capital commitments out of a total of $600,000 ($50,000 of which was paid at closing) for the purpose of funding certain development activities on the Buckhorn Property, such as obtaining coal-mining permits, and for working capital requirements); and (ii) an aggregate of 1,093,750 shares of the Company’s restricted common stock, valued at $1.92 per share, or $2,100,000 in the aggregate.  The Company has repaid approximately $182,000 of the principal balance under the $1 million note as of December 31, 2009, leaving an unpaid principal balance of approximately $818,000.  The note has been classified as a current liability from discontinued operations in the Company’s consolidated balance sheet. As described above, on June 25, 2009, the terms and conditions of the Company’s guaranty and lock-up/leak-out agreements regarding the sales of the Company’s Common Stock were revised and the obligations were transferred to Colt under the Spin-Off Agreement.

Management retained a forestry expert to inventory timber on approximately 1,100 acres to enable management to commence harvesting timber when appropriate taking into consideration timber prices, cash flow needs, accessibility and other issues.  If the Company is successful in its efforts, of which there is no assurance, the removal of timber as indicated would provide additional revenues and working capital for Colt.  During the course of 2009, the Company commenced timber removal from the Buckhorn Property and realized $4,266 in revenue during 2009 from discontinued operations.

EK Transaction

On March 31, 2008, the Company entered into an Option Agreement with Eastern Kentucky Land Corporation (“EK”), which provided the Company an option to close the Rights Agreement until October 1, 2008 (the “EK Option Agreement”, collectively the transactions contemplated by the EK Option Agreement and the Rights Agreement (defined below) shall be referred to as the “EK Transaction”).

Effective September 22, 2008, the Company closed the Rights Agreement (the “Rights Agreement”), whereby the Company acquired all right, title and interest in the oil, gas and other minerals (for which there is no assurance such resources exist in economically feasible quantities, if at all) on the Buckhorn Property, as described above, excluding the $0.30 per ton coal rights retained by EK when it sold the Buckhorn Property. The total consideration paid by the Company under the Rights Agreement was $1,000,000, and consisted of: (i) payment of $200,000 in cash at the closing; and (ii) $800,000 through the issuance of 415,584 shares of unregistered common stock of the Company at closing, at a price of $1.925 per share.  Pursuant to the above-described Rights Agreement between the Company and EK, whereby the Company acquired all right, title and interest in oil, gas and other minerals that may exist on the Buckhorn property, the Company guaranteed the price of $1.925 per share for 415,584 shares in connection with a portion of the purchase price of the Rights Agreement.  Under the lock up terms of the Rights Agreement, EK, which received the 415,584 restricted shares, is eligible to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or pursuant to registration of the shares.  These shares became eligible to be re-sold under Rule 144 promulgated under the Securities Act on July 1, 2009.  If such shares are sold below the guaranteed price per share of $1.925 per share, which is higher than the current market price for the Company’s public stock the Company will be liable to pay the difference between such guaranteed price per share and the sale price.  As of the date of this report, Management has not yet renegotiated this obligation or entered into an amendment with respect to such lock-up/leak out terms.  EK has consented to the transfer of this obligation to Colt.  However, Colt’s guarantee obligations under the Rights Agreement may be triggered at any time through the sale of such restricted shares by EK in accordance with the securities laws.

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

At the closing on September 16, 2008, the Company paid an aggregate purchase price of $500,000 as follows: (i) $50,000 in cash, which cash funds were paid in equal payments of $25,000 to each of the Initial Owners; and (ii) $450,000 through the issuance of 225,000 shares of restricted common stock valued at $2.00 per share (the “Shares”), based on the fair market value of the Company’s Shares on the effective date of the LeeCo Agreement.  As described above, on June 25, 2009, the terms and conditions of the Company’s guaranty and lock-up/leak-out agreements regarding the sales of the Company’s Common Stock were revised and the obligations were transferred to Colt under the Spin-Off Agreement.

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

Business of Buckhorn Resources, LLC

Buckhorn is a Kentucky limited liability company that was formed in the State of Kentucky on October 13, 2004.  Buckhorn’s main business strategy is to engage in the ownership of properties possessing energy resources, as well as non-coal real estate development. Buckhorn currently owns about 10,000 acres of land in eastern Kentucky.  Although Buckhorn is now 50% owned by Colt which anticipates that most of its revenue will come from coal.

Buckhorn’s primary assets are its properties in eastern Kentucky.  Buckhorn will not operate any mines.  Instead, Buckhorn plans to enter into long-term leases with experienced, third-party coal mine operators and coal producers for the right to mine coal reserves on its properties in exchange for royalty payments.  Buckhorn expects its lessees to pay royalties based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum annual tonnage requirements.  During the year ended December 31, 2009 we had revenue of $234,713, all of which were undisputed royalties from mining activities under our initial coal mining lease.  Effective September 2, 2009, Buckhorn and ICG Hazard LLC (“ICG”) signed a five-year coal mining lease for approximately 1,765 acres of Buckhorn’s 10,500 acre property in eastern Kentucky, most of which are under lease with third party counter claimants.  Undisputed royalties are due and payable on the 25th day of each month following mining activities.

As of December 31, 2009, there were approximately $1.5 million in disputed royalties.  Disputed royalties are royalties which are owed either to Buckhorn or to “bona fide” counter claimants in connection with mining activities on or under the Buckhorn properties which, depending on the nature of the claimant, are either (i) held in escrow, or (ii) held and accrued by ICG, in each case until the underlying dispute is resolved.  We did not recognize any disputed royalty revenues during years ended December 31, 2009 or 2008.

Buckhorn does not have the rights to any oil, gas and minerals underlying the Buckhorn Property, for which there is no assurance such oil, gas or minerals exists or can be extracted in economically feasible quantities; however, pursuant to the EK Option Agreement, CNSV acquired all rights, title and interest to the oil, gas and other minerals under the Buckhorn Property, except for the $.30 per ton coal rights retained by EK, as more fully described above.

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

Risks Related to Our Business

We are an exploration stage development company and have limited operating history.

We were recently formed (January 26, 2007) and have only recently commenced commercial operations.  As a result, it is difficult for us to accurately forecast our future operating performance. Furthermore, our management has no experience in the energy industries.  Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies in the exploration stage of development. Many of these factors are beyond our control, including unanticipated development expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful.

We expect to continue to incur losses for the near future.

We project that we will continue to incur acquisition, exploration and development costs and administrative expenses and operate at a loss for up to the next two years unless we are able to generate substantial revenues from our currently undeveloped or as yet to be acquired oil and gas properties. We cannot be certain whether or when we will be able to achieve profitability because of the significant uncertainties with respect to our business.

Our current capitalization is inadequate and we may be unable to raise the required capital to conduct our plan of operations.

We commenced commercial operations during 2009 with only minimal revenues to date.  Pursuant to the Spin-Off Agreement, CNSV transferred all of its operating assets and liabilities as of January 1, 2010 to Colt.  However, we require additional capital resources in order to conduct our plan of operations, raise sufficient working capital, and in order to grow and expand our business.  Future events may lead to increased costs that could make it difficult for us to succeed. To raise additional capital, we may be required to sell additional equity securities, or accept debt financing or obtaining financing through a bank or other entity.  We have obtained limited funds, to date, through equity financings.  However, if additional funds are raised through the issuance of additional stock, there may be a significant dilution in the value of our outstanding common stock.  The Company has no binding arrangements with respect to additional financings.  However, there can be no assurance that any additional financings will be available to us, that any affiliate will make additional loans, or that adequate funds for our operations will otherwise be available when needed or on terms that are acceptable to us.  The inability to secure additional financing would prevent us from meeting our obligations which would have a material adverse effect upon the Company, which may result in the loss of your investment in the Company.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

The accompanying financial statements to this report have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the accompanying audited financial statements, the Company’s nominal revenues and losses from operations since inception raise substantial doubt about the Company’s ability to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules issued thereunder have required certain changes in the corporate governance, securities disclosure and compliance practices of United States public companies. Our compliance with these rules is likely to increase our general and administrative costs.  In particular, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required to issue an audit report on management’s assessment and on our internal control over financial reporting as of each year end, beginning December 31, 2010.  We expect that SOX and such other laws, rules and regulations promulgated thereunder will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance in the United States.

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

Our business strategy, in part, depends upon our ability to complete and manage acquisitions of assets and/or of other companies.

Our business strategy, in part, is to grow through acquisitions of assets and/or other businesses, which depend on our ability to identify, negotiate, complete and integrate suitable acquisitions.  See Item 1. “Business.”  Even if we complete acquisitions we may experience:

•	difficulties in integrating any assets and/or acquired companies, personnel and products into our existing business;

•	delays in realizing the benefits of the acquired company or products;

•	significant demands on the Company’s management, technical, financial and other resources;

•	diversion of our management’s time and attention to unexpected problems;

•	higher costs of integration than we anticipated;

•	difficulties in retaining key employees of the acquired businesses who are necessary to manage these acquisitions; and/or

•	anticipated benefits of acquisitions may not materialize as planned.

We may not be able to successfully compete against companies with substantially greater resources.

Since we have only recently commenced commercial operations, all of our competitors are larger and have many more employees and substantially greater operating and financial resources than we are expected to have and thus will be able to exert significant influence on the markets in which we will be competing. They also have significantly longer operating histories and more established relationships within the energy industry. They can use their experience and resources against us in a variety of competitive ways. Although we intend to offer a competitively priced model to acquire assets and/or companies, there can be no assurance that any future price competition by our competitors, if it develops, will not have a material adverse effect on our operations which would prevent us from carrying out our acquisition strategy.

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

The financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s prospective operations, including insolvency of industry partners and contractors.  While the ultimate outcome of these economic conditions cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations were to be impaired.

If we were to lose the services of our CEO or if we are unable to recruit qualified oil and gas managerial and field personnel we may not be able to execute our business strategy.

Our success currently depends, in large part, upon the continued service of Dr. Johnny Thomas, our founder and CEO. Dr. Thomas is critical to the overall management of the Company, as well as the development of our business strategy and our strategic direction. Although we intend to hire managerial and field personnel as we acquire oil and gas interests, at this stage in our history, the loss or unavailability of Dr. Thomas would be expected to seriously impede our ability to execute our business plan.  In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find and attract new employees and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

While we will conduct whatever due diligence we can with regard to all acquisitions, there may be significant undisclosed liabilities associated with assets or an entity that might not be known to us prior to an acquisition. The indemnities and warranties that we will receive in connection with the proposed acquisitions might not fully cover such liabilities, in which case our operations may be adversely affected.

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

The Company’s three founders and their affiliates own 8,539,636 shares of common stock, all of which are restricted. These shares represent 56% of the 15,257,220 issued and outstanding shares of common stock of the Company as of March 25, 2010.  Therefore, management will be able to control the outcome of all issues submitted to stockholders of the Company until the Company is able to raise additional equity financing. This includes their ability to elect the entire Board of Directors, amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of all or substantially all of the assets of the Company without the agreement of minority stockholders. See “Principal Stockholders” for further details.

The public market for our Common Stock is thin and subject to fluctuation.

The market price of our Common Stock, which is traded on the OTC Bulletin Board, is thin and may fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;
•	changes in general economic conditions and in the oil and gas industry;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;
•	loss of a major customer, partner or joint venture participant; and
•	the addition or loss of key managerial and collaborative personnel.

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

The equity markets have experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our Common Stock.

Sales of a significant number of shares of our Common Stock in the public market could harm the market price of our Common Stock. As of March 25, 2010, 15,257,220 shares of our Common Stock were issued and outstanding. Of this amount, all but 169,500 shares are currently eligible for resale pursuant to Rule 144 under the Securities Act.  As a market develops for our Common Stock and shares of our Common Stock are sold pursuant to Rule 144, the supply of our freely tradable Common Stock will increase, which may have a depressive effect on the market for our shares of Common Stock. In general, non-affiliates who have held restricted shares for a period of six months may sell our Common Stock into the market.

Obtaining additional capital through the future sale of Common Stock and derivative securities will result in dilution of stockholder interests.

We plan to raise additional funds in the future by issuing additional shares of Common Stock or securities such as convertible notes, options, warrants or preferred stock that are convertible into Common Stock. Any such sale of Common Stock or other securities will lead to further dilution of the equity ownership of existing holders of our Common Stock.

We do not intend to pay cash dividends to our stockholders, so you will not receive any return on your investment in our Company prior to selling your interest in the Company.

The Company (exclusive of any of its subsidiaries) has never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.  As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

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

Anti-Takeover, Limited Liability and Indemnification Provisions

Certificate of Incorporation and By-laws.

Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common or preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent Board of Directors, or
•	effecting an acquisition that might complicate or preclude the takeover.

Our certificate of incorporation also allows our Board of Directors to fix the number of directors in the bylaws. Cumulative voting in the election of directors is specifically denied in our certificate of incorporation. The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder may determine to be in his or its best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders.

Delaware Anti- Takeover Law.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers. This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons. Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

•	the transaction in which the stockholder became an interested stockholder is approved by the Board of directors prior to the date the interested stockholder attained that status;
•
on consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

•
on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Limited Liability and Indemnification.

Our certificate of incorporation eliminates the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Our certificate of incorporation requires us to indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law.

Under Delaware law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

•
conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Risks Related to Exploration and Production of Oil and Gas Reserves

Drilling activities are subject to many risks that could result in liability exposure or the loss of production and revenues, including the risk that no commercially productive oil or gas reservoirs will be encountered.

There can be no assurance that any wells drilled will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas involves a high degree of risk that no commercial production will be obtained and may involve unprofitable efforts, not only from dry wells, but also from wells that are productive, however, but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our future drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services.  Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

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

Because we are small and have very limited capital, we may have to limit the interests we acquire which may result in a loss of your investment.

Because we are a small company and have very limited capital, we are seeking to acquire oil and gas interests primarily with our capital stock.  As such, we may not be able to acquire as many interests as we would prefer.  In that event, the interests we acquire may not have any proven reserves.  Without finding reserves, we cannot generate revenues and you may lose your investment.

There can be no assurance that we will establish commercial discoveries.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. We have not commenced exploration on the Colt Properties and have not completed the acquisition of any other interest.  Accordingly, there can be no assurance we will establish commercial discoveries on any properties we acquire or in which we currently have an interest.

We are a new entrant into the oil and gas industry without an operating history.

Since inception, activities have been limited to organizational efforts, obtaining working capital and acquiring interests in a very limited number of properties. As a result, there is very limited information regarding property related production potential or revenue generation potential, and future revenues may be limited or non-existent.

The business of oil and gas exploration and development is subject to many risks. The potential profitability of oil and natural gas properties if economic quantities are found is dependent on many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

Drilling operations may not be successful.

There can be no assurance that future drilling activities will be successful.  We cannot be sure that an overall drilling success rate or production operations within a particular area will ever come to fruition and, in any event, production rates inevitably decline over time. We may not recover all or any portion of the capital investment in our wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including, but not limited to: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

Prospects that we decide to drill may not yield natural gas in commercially viable quantities.

Interests we acquire in natural gas may be in various stages of evaluation, assessment and drilling. The use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us or our operations to know conclusively prior to drilling and testing whether natural gas will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

If production results from operations, we are dependent upon transportation and storage services provided by third parties.

We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder processing and marketing operations and/or affect our sales margins.

The potential profitability of oil and gas ventures depends upon factors beyond the control of the Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulations. These factors cannot be accurately predicted and the combination of these factors may result in the Company not receiving an adequate return on invested capital.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring new leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict whether we will be able to acquire additional productive properties, whether the necessary funds can be raised or that any projected work will be completed.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on the Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state or local authorities may be changed and any such changes may have material adverse effects on activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on the ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.

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

We believe Colt has satisfactory title to its properties which contain our oil and gas interests in accordance with standards generally accepted in the oil and gas industry. However, title defects of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects.

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

CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

ITEM 2.  PROPERTIES

The Company is operating from the residence of its CEO, Dr. Johnny Thomas, with a mailing address at 2756 N. Green Valley Parkway, Suite 225, Henderson N.V. 89014, as most of our current operating activities will be out of state.  The Company’s telephone number is (702) 614-5333.

The properties transferred to Colt as of January 1, 2010 are set forth above under “Discontinued Operations.”  The Company retained the oil, natural gas and other mineral interests in the Colt Properties on which it intends to conduct oil and gas exploration and production activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Buckhorn Resources, LLC, a fifty percent (50%) owned subsidiary of the Company at December 31, 2009, remains subject to the following proceedings:

Begley Properties, LLC v. Buckhorn Resources, LLC, Leslie Circuit Court Case No. 05-CI-00275.  Begley Properties, LLC (hereinafter, “Begley”) filed an action against Buckhorn in the Leslie Circuit Court on September 29, 2005. The Complaint is an action to quiet title to approximately 500 acres of property located in Leslie and Perry Counties in Kentucky.  Most recently, Begley filed a motion for summary judgment in this case. Buckhorn has filed a response to Begley’s Motion for Summary Judgment, a Motion to Strike the Motion for Summary Judgment and a Statement of Disputed Facts. Begley’s motion is before the court for a ruling. It is unknown when the judge will make a ruling on the motion for summary judgment. Further, the likelihood of an unfavorable outcome in this matter is impossible to determine. The amount of loss Buckhorn would suffer in the event of an unfavorable outcome is unknown and cannot reasonably be estimated at this time.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the OTCBB since on or about December 12, 2007 and there currently is a limited public trading market for our common stock.  Prior to that date, our common stock was not actively traded in the public market.  Our common stock is listed on the OTCBB under the symbol "CNSV".

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period	High Trade	Low Trade
2009
Fourth Quarter	$1.20	$0.65
Third Quarter	$1.15	$0.75
Second Quarter	$1.15	$1.15
First Quarter	$1.15	$0.61

2008
Fourth Quarter	$1.20	$0.65
Third Quarter	$2.00	$1.01
Second Quarter	$2.25	$1.95
First Quarter	$2.50	$0.48

On March 15, 2010 there were 92 stockholders of record and 15,257,220 shares of our common stock issued and outstanding and the closing price per share was $1.09.

To date, the Company (exclusive of any of its subsidiaries) has never declared or paid any cash dividends on our capital stock and we do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

Except as set forth below, all issuances of restricted securities by the Company during the year ended December 31, 2009 were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.  The Company issued 52,500 shares of Common Stock valued at $1.10 per share to two persons for services rendered to the Company.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No placement agent or underwriter was involved in the transaction and no sales commissions were paid.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2009.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	-0-	-0-	5,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	5,000,000
(1) Consists of our 2007 Employee Stock Incentive Plan.

Issuer Repurchases

The following table sets forth purchases of Common Stock made by the Registrant during the three-month period ended December 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2009-October 31, 2009	3,385		$1.92	-0-	-0-
November 1, 2009-November 31, 2009	-0-		-0-	-0-	-0-
December 1, 2009-December 31, 2009	-0-		-0-	-0-	-0-
Total	3,385	(1)	$1.92	-0-	-0-

(1) On or about June 25, 2009, the Company amended the agreements with the former owners of its properties (transferred to Colt as of January 1, 2010) to modify the Company’s obligations and lock-up/leak-out terms regarding an aggregate of 1,518,750 shares of Common Stock, to provide for, among other things, the Company’s ability to repurchase such shares, as set forth in the above table.

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

General

CNSV was formed on January 26, 2007 to engage in the development of energy-related assets.  Until January 1, 2010, the Company sought to generate revenues from our coal related operations and through the harvesting of timber.

On January 1, 2010, the Board of Directors of CNSV approved the separation of the Company’s existing energy business into two independent businesses.  The Company has discontinued its coal mining operations and transferred its coal assets and liabilities owned as of January 1, 2010 to Colt, with its oil and gas assets (but none of its liabilities) remaining with the Company.

The Board believes that it is in the best interest of the Company to divide certain assets and liabilities of the Company into two separate legal entities, as doing so will serve an important business purpose in that it will facilitate the ability of the separate entities to more readily manage, obtain access to capital and bank lending, facilitate staffing and employment, as well as certain other business decisions, given the substantial differences in the business focuses represented by such assets and liabilities.

Until the Company completed the acquisition of a 50% interest on Buckhorn Resources, LLC on May 20, 2008, the Company filed under the definition of a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and because the Company did not engage in any business activities that provide cash flow, nor had a sufficient level of assets.  The Company has provided in a Form 8-K, filed on June 30, 2008, current "Form 10 information," including audited financial statements which were first filed on a Form 8-K on May 27, 2008 and ceased being a shell company.

The Company relied on its initial capitalization from its founders and the February 2007 Private Placement of $50,000 to pay its organizational expenses and audit and legal expenses for its initial registration statement.  Through loans of approximately $1,200,000, in the aggregate, from various affiliated entities and the receipt of approximately $1,500,000 from the exercise of warrants, we were able to complete our first two land acquisitions, as well as to meet our ongoing reporting and compliance obligations.

During the year ended December 31, 2008, the Company received its initial revenues of $13,153 from partial timber harvesting on its Breathitt Property.  During the year ended December 31, 2009, the Company realized revenues of $238,979 primarily from the receipt of undisputed coal royalties and to a small degree from the sale of timber.  All revenues were from discontinued operations attributable to the spin-off of Colt and no longer appear on the Company’s financial statements as part of its income (loss) from continuing operations.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. The Company has had nominal revenues and has generated losses from operations since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include investing in and developing potential energy resources that may exist on or under the Company’s properties in eastern Kentucky.  Management intends to use, asset backed lending, borrowing, or equity financings from the issuance or exercise of its securities to mitigate the effects of its cash position; however, no assurance can be given that such sources of financing, if and when required, will be available.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Revenue Recognition

The Company recognizes revenues when the product or service is delivered and accepted by the customer.  During 2008 and 2009, the Company realized other revenues from the sale of timber grown on its property.  During 2009, the Company’s primary source of revenues was from undisputed coal royalties.  All of the Company’s revenues to date have been reclassified as discontinued operations.

Stock Based Compensation Expense

Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. The Company recognizes stock option expense using the straight-line attribution method. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our limited operating experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula as CNSV (exclusive of any of its subsidiaries) does not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted.

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

Income Taxes

The Company provides for income taxes using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The reduction of deferred tax assets by a valuation allowance if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Results of Operations

Revenues. During the year ended December 31, 2009 (“Fiscal 2009”) the Company had revenues of $238,979, which was primarily from undisputed coal royalties and to a small degree from the sale of timber.  The Company received its initial revenues during the year ended December 31, 2008 (“Fiscal 2008”), consisting of $13,153 from partial timber removal on our properties.  All of these revenues were reclassified as discontinued operations as of December 31, 2009.

Operating expenses.  During 2009, we had operating expenses of $573,273 from discontinued operations and $121,114 from continuing operations.  The expenses from discontinued operations related primarily to regulatory financial reporting, professional fees and expenses incurred in connection with mining patent applications, and the research and regulatory leases with potential coal lessees. Continuing operation expenses consisted primarily of regulatory filings, consulting agreements, and legal and accounting fees.  During 2008, we incurred operating expenses of $413,717 from discontinued operations, which expenses are comprised primarily of reporting expenses, professional fees and non-capitalizable expenses incurred in connection with the Company’s land acquisitions.  A large part of the Company’s operating expenses for 2008 from discontinued operations which were transferred to Colt are reflected in the significant accounts payable and accrued expense, which consisted of balances due in legal fees and consulting fees, balances due for travel, and property tax payments, among other items.

Liquidity and Capital Resources

The Company has a limited commercial operating history, and has limited revenues or earnings from operations to date.  Pursuant to the terms of the Spin-Off Agreement, as of January 1, 2010, all of the Company’s assets, except for oil and natural gas interests, were transferred to Colt, a wholly-owned subsidiary which was then spun-off as a separate company.  As a result of the discontinued coal operations, the Company had no cash, current assets or working capital as of December 31, 2009 for its continuing operations.  The Company had an accumulated deficit of $1,351,957 on our balance sheet as of December 31, 2009.

During 2008, the Company issued 1,934,334 shares of its common stock for properties valued at an average of $1.94 per share, or an aggregate of $3,750,000.  Additionally, during the year ended December 31, 2008, the Company received a stock subscription for $2,179,400 for the issuance of 2,179,400 shares of its common stock as a result of warrant exercises of 2,179,400 Class A warrants at $1.00 per share.  As of December 31, 2009, $1,308,400 of the exercise price of the $2,179,400 stock subscription receivable had been paid to the Company as follows: (i) cash ($1,265,400) and (ii), debt reduction ($43,000). At December 31, 2009, $871,000 is due to the Company by four non-affiliated parties.  The aforementioned stock subscriptions were originally due and payable on or before August 15, 2008, however, were extended to March 31, 2010 by the Company’s board of directors. Pursuant to the terms of the Spin-Off Agreement, the Company’s stock subscriptions receivable were transferred to Colt.

In 2009, the Company issued 117,000 shares of common stock valued at $0.75 per share for cash of $87,750.  The Company also issued 52,500 shares of common stock valued at $1.10 per share for services valued at $57,750.  During 2009, the Company repurchased a total of 6,250 shares of common stock at $1.92 per share for a total cash outlay of $12,000.  These shares were immediately retired.  As of December 31, 2009, all common stock purchase warrants expired.  No warrants were exercised during the year ended December 31, 2009.

Net cash used in continuing operating activities during 2009 was $63,364 primarily as a result of a net loss of $597,396 offset, in part, by $57,750 received from common stock and warrants issued for services and $476,282 from the loss from discontinued operations.  During  2008, net cash used in continuing operating activities was $70,049 primarily as a result of a net loss of $543,012 offset, in part, by net cash, provided by discontinued operating activities of $452,963 and $20,000 provided by the issuance of Common Stock upon exercise of warrants in payment of services provided by a non-affiliated third party.

During 2009, we had $140,907 net cash used in discontinued investing activities for the purchase of coal related assets compared with net cash used in investing activities of $2,117,820 in 2008 primarily as a result of $1,248,994 used in investing activities from discontinued operations for the purchase of coal related assets and $868,826 for the purchase of oil and gas reserves from investing activities of continuing operations.

During 2009, we had net cash provided by financing activities of $204,271 primarily provided by $119,521 of financing activities of discontinued operations and $87,750 of financing activities of continued operations as compared with $2,187,869 during 2008, including $908,469 provided by discontinued operations.  Net cash from financing activities during 2009 included $87,750 proceeds from the common stock and warrants issued.  Net cash from financing activities during 2008 represented an aggregate of $1,279,400 in proceeds from the issuance of common stock and warrants.

The Company had no change in cash as a result of the reclassification of cash to discontinued operations for 2009 and 2008.

We need additional capital to cover ongoing operating expenses. The Company's limited revenues and losses from operations since inception raise substantial doubt about the Company's ability to continue as a going concern. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the receipt of revenues from the development of energy resources.

Plan of Operations

Since January 1, 2010, the Company has been engaged solely in the acquisition of oil and gas mineral rights in Kentucky and Tennessee.  The Company’s business strategy is to acquire oil and gas properties in exchange for the Company’s restricted common stock to increase long-term value.  The Company currently owns oil and gas mineral rights on approximately 12,000 acres in Eastern Kentucky which it intends to develop.

At this stage, our activities have been limited to pursuing our strategy to use restricted common stock in exchange for existing producing oil and gas properties, projects and partnerships that have existing oil and gas reserves.  There can be no assurance at this stage that the Company will acquire producing oil and gas assets using restricted common stock now or in the future, or that we will have access to cash to acquire other oil and gas interests.  If we are unable to acquire assets using our Common Stock, we intend to leverage our existing assets, as well as seek to raise capital though the sale of equity and/or debt securities.  Our ultimate success will depend on our ability to acquire assets and raise additional capital on a timely basis in order to take advantage of opportunities which become available to us.  In any event, there can be no assurance that we will be able to develop oil and gas assets which may exist on our properties in economically feasible quantities, if at all, or that such potential assets can be extracted.

On March 2, 2010, CNSV entered into a letter of intent to acquire an interest in fifteen (15) oil and gas wells located in Kentucky (the “Kentucky Assets”).  The proposed purchase price, all in the form of CNSV Common Stock, shall be equal to the investor’s cash contributions to the seller and thus represent the cost basis of the Kentucky Assets being acquired. CNSV shall realize any operating profit or loss from operations after the closing date.  The Kentucky Assets will be sold to CNSV free and clear of all liens, claims and encumbrances and CNSV will not assume any liabilities of the seller.  The closing of the transaction is subject to completion of due diligence, negotiation and execution of a definitive asset purchase agreement, regulatory filings and approvals, third party consents and other customary closing conditions.

On March 8, 2010, CNSV entered into a letter of intent to acquire an interest in thirteen (13) oil and gas wells in Tennessee (the “Tennessee Assets”).  The proposed purchase price, all in the form of CNSV Common Stock will represent the cost basis of the acquired Tennessee Assets.  The Tennessee Assets will be sold to CNSV free and clear of all liens, claims encumbrances and CNSV will not assume any liabilities of the seller.  The closing is subject to completion of due diligence, execution of definitive asset purchase agreements, delivery of audited financial information concerning the seller, mutual agreement on the management of the drilling funds for some minimum time, satisfaction of all licensing requirements and all regulatory approvals required to complete the acquisition, all third party consents and other customary closing conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules referred to in the index contained on page F-1 of this report following Part IV, Item 14, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosures required by this Item were previously reported in the Company’s Current Report on Form 8-K for August 7, 2009, as last amended on September 17, 2009.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

As required by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our management, including the principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management determined that its internal controls over financial reporting were not effective. Management identified that, as of that date, there was a significant deficiency, or a combination of deficiencies, in our internal control over financial reporting resulting from: (i) our lack of segregation of duties over incompatible functions due to the Company’s small number of personnel; (ii) our lack of the implementation of specific anti-fraud controls as certain individuals have access to both accounting records and corporate assets; and (iii) our lack of an Audit Committee to oversee the effectiveness of the internal control system.  An effective Board of Directors and Audit Committee and other corporate governance functions play an extremely important oversight role in the internal control system of a company.  If there is no such function or if the function does not operate comprehensively and proactively, there is a reasonable possibility that significant internal control deficiencies cannot be detected or prevented.

The Company’s management, including the CEO and CFO, are committed to remediating its material weaknesses in internal control over financial reporting by enhancing existing controls and introducing new controls in all necessary areas. The smooth functioning of the Company’s finance area is of the highest priority for the Company’s management. Remediation activities will include the following specifics:

The Company's inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remediate by expanding the accounting department of the Company once it has significant and continual operations from its plan of operations.

Management will draft a whistle-blower policy in conjunction with expanded governance policies and will compile specific procedures for management and directors to independently investigate and resolve any issues or concerns raised once it has significant and continual operations from its plan of operations.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information concerning each officer and director of the Company. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Names	Ages	Position
Johnny R. Thomas	68	Chairman of the Board, Chief Executive Officer and President
John C. Francis	60	Vice President, Chief Financial Officer, Secretary/Treasurer and Director

Johnny R. Thomas has served as Chairman of the Board, Chief Executive Officer and President since the Company’s inception on January 26, 2007.  Dr. Thomas holds the same positions with Colt Resources, Inc. (“Colt”), a privately held company engaged in acquiring and developing its coal related assets, since its formation on February 10, 2010.  For more than the past five years, Dr. Thomas has been self employed as an investor in securities, real estate and limited custom home development. Since January 2000, Dr. Thomas has been a managing member of Falcon Financial Group, LLC, financial consultants; which has suspended its operations as of December 31, 2008 and is inactive at this time.  Prior thereto, he was a founder and served as Chairman of the Board and CEO of AgriBioTech, Inc. from September 1993 until February 1999. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Dr. Thomas’s departure from the Company.  Dr. Thomas received his Ph.D. in genetics/plant breeding from Oregon State University in 1966.

John C. Francis has served as Vice President, Chief Financial Officer and a director of the Company since its formation on January 26, 2007 and has served as Secretary/Treasurer since September 16, 2008.  Mr. Francis holds the same positions with Colt since its formation on February 10, 2010.  He has served as the President and a director of Native American Television Network, Inc. (NATVN) since June 2004. NATVN is establishing the first Western hemispheric, pan-tribal digital cable channel, to broadcast Native American television programming, however it is in the early stages of its development with its activities limited to capital formation.  Mr. Francis has served as Managing Member of Acalan, LLC since its formation in 1998. Acalan is a new media company specializing in the development, production and distribution of transformational media and is currently inactive.  Mr. Francis has also been a managing member of Falcon Financial Group, LLC since January 2000.  Falcon Financial Group, LLC has suspended its operations as of December 31, 2008 and is inactive at this time.  He served as Chief Financial Officer (from April 1994 to April 1996), vice-president, secretary and director (April 1994 through January 1999) of AgriBioTech, Inc.  AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000 (and was subsequently liquidated in Chapter 7), approximately eleven months following Mr. Francis’ departure from the Company.

Dr. Johnny Thomas and John Francis are employed on a full-time basis by both the Company and its affiliate, Colt.

Scientific Advisory Board

Management of the Company began forming a scientific advisory board of professionals (the “SAB”) with the hiring of Mr. Henry P. Sartorio on June 18, 2007.  Mr. Sartorio is a patent attorney specializing in intellectual property law.  From 2004-present, Mr. Sartorio has been a consultant advising small businesses, particularly in the fields of material science, instrumentation and solar energy systems. Mr. Sartorio was formerly Patent Attorney at the University of California Lawrence Livermore National Laboratory - Patent Prosecution from 1977-1988, particularly focusing on the fields of lasers and optics, electronics, instrumentation, chemical engineering, materials science; copyright law; government contracts; and technology licensing. He also served as Deputy Laboratory Counsel, Head of Patent Department from 1989-1998 and managed six attorneys.  From 1999-2003, Mr. Sartorio served as a patent attorney, particularly in the fields of physics and instrumentation at the University of California Lawrence Berkeley National Laboratory.  Mr. Sartorio received his B.S. Physics in 1966 and his M.S. Aeronautics & Astronautics (Instrumentation and Control Systems) in 1971 from the Massachusetts Institute of Technology. He received his Juris Doctor in 1977 from the George Washington University National Law Center. Mr. Sartorio's Professional Memberships include being a member of the California and Massachusetts state bars; being registered to practice before the United States Patent and Trademark Office; and a past co-chair of patent committee of the California State Bar Intellectual Property Section.  On June 18, 2007, Mr. Sartorio signed a three-year consulting agreement with the Company as an independent contractor.  He was granted 90,000 shares of Common Stock of the Company, vesting one-third upon signing and one-third on each of the next two anniversary dates of the agreement.

Currently, Mr. Sartorio is the only member of the SAB board which was initially intended to consist of professionals from both within and outside of the foodservice industry.  However, given the Company’s recent decision to focus its efforts on oil and gas exploration and production, and Mr. Sartorio’s background and expertise in the areas of energy, alternative fuels and “green” technologies, management believes he is well suited to searching for new technologies in connection with the Company’s focus on energy development activities.  We anticipate that any future member of the SAB will be selected on the basis of their ability to contribute to the technological development of the Company’s energy-related focus.

Code of Ethics

As of December 31, 2009, the Company has not adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company desires to appoint independent members to the Board of Directors before adopting such a code. As our business expands, the Company shall commence searching for individuals who would be considered independent, as well as qualified to serve as directors.

Audit Committee

As of December 31, 2009, we did not have a separate audit committee. Rather, our Board of Directors performed all the functions that may be delegated to an audit committee. Based on our small size and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective. We intend, however, to establish an audit committee of the board of directors as soon as practicable. We envision that such audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The Company’s executive officers have commenced researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee, as well as candidates that qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating Committee

As of December 31, 2009, we did not have a nominating committee.  Rather, our Board of Directors, consisting of Johnny R. Thomas and John C. Francis, performed all the functions that may be delegated to a nominating committee.  Based on our small size and limited financial and human resources, we did not believe that creating a nominating committee separate and distinct from our full Board of Directors would have been cost effective.  The candidates being researched for membership on the Audit Committee described above would also qualify as independent for membership on the nominating committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows information concerning all compensation paid for services to the Company in all capacities during the three years ended December 31, 2009, or accrued within the current fiscal year as to the Chief Executive Officer, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year whose total annual salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) ($)	Non Equity Incentive Plan Compensation ($)	Change in Reason, Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Johnny R. Thomas,	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-
CEO and President (1)	2008	$-0-	$ -0-	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-
	2007	$-0-	$ -0-	$ -0-	$1,000(3)	$ -0-	$ -0-	$ -0-	$1,000
John C. Francis	2009	$60,000	$ -0-	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$ -0-
CFO and Vice President (2)	2008	$-0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2007	$-0-	$ -0-	$ -0-	$1,000(3)	$ -0-	$ -0-	$ -0-	$ 1,000

(1)  Served as principal executive officer from January 26, 2007 (inception) through present.

(2)  Served as principal financial officer from January 26, 2007 (inception) through present.

(3) On August 21, 2007, each of Dr. Thomas, Mr. Francis and the other executive officer of the Company who has since resigned were awarded Class A Warrants to purchase 1,000,000 restricted shares of common stock at an exercise price of $3.00 per share for services as officers and directors of the Company, valued at an aggregate of $3,000.  The warrants expired as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Johnny R. Thomas	1,000,000(2)	-0-	-0-	$3.00(1)	12/31/09	-0-	$-0-	-0-	$-0-
John C. Francis	1,000,000(2)	-0-	-0-	$3.00(1)	12/31/09	-0-	$-0-	-0-	$-0-

(1)  The Common Stock of the Company as listed on the OTCBB had a market value of  $1.01 per share on December 31, 2009, based on the last reported trade.

(2)  Class A Warrants to purchase 3,000,000 shares of common stock in the aggregate (or 1,000,000 each) were granted on August 21, 2007 to each of the Company’s three officers and directors at the time, as compensation for services rendered to the Company.

Director Compensation

During the fiscal year-ended December 31, 2009, we had no directors, except for Johnny R. Thomas, our Chief Executive Officer, and John C. Francis, our Chief Financial Officer, whose compensation is described in the Summary Compensation Table above.  Other than the compensation appearing therein, we have paid no compensation to the officers or directors.

2007 Employee Stock Incentive Plan

The Company has adopted the 2007 Employee Stock Incentive Plan (the “2007 Plan”) in order to motivate participants by means of stock options and restricted shares to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2007 Plan provides for the grant of any combination of stock options to purchase shares of Common Stock or restricted stock to our directors, officers, employees and consultants and those of any subsidiaries. The 2007 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 5,000,000 shares of Common Stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2007 Plan shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (“ISO’s”), or non-qualified stock options (“NQSO’s”). Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2007 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2007 Plan was adopted by the Board and Shareholders on January 27, 2007. The 2007 Plan will terminate on January 27, 2017.  No options have been granted, to date, under the 2007 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any “group” as that term is used in Section 13(d) (3) of the Exchange Act) known by us to own more than 5% of any class of our common stock, and all officers and directors as a group, as of the date of this report.

Name and Address	Table of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Outstanding Shares Owned (2)

Johnny R. Thomas(6)	Common Stock	2,451,768	(3)	16.1%
John C. Francis(6)	Common Stock	3,036,100	(4)	19.9%
Helen Thomas(6)(7)	Common Stock	3,051,768	(4)(5)	20.0%
All Officers and Directors as a Group (2 persons)	Common Stock	5,487,868		36%

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

(2)	Based on 15,257,220 Shares issued and outstanding as of March 25, 2010.

(3)
Includes an aggregate of 2,451,768 of Common Stock issued and outstanding. Dr. Thomas’ beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Dr. Thomas, as noted below: 3,536 Shares held by Meadow Lark Holdings LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 20,000 Shares held individually by Dr. Thomas, 2,390,000 Shares held by JRT Trust, an entity established for estate planning purposes, 60,000 Shares held by Serene Art LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), and 10,000 shares held by Estancia LLC. Dr. Thomas disclaims beneficial ownership of all Shares held by his wife, Helen Thomas, Bosque FLP, Capilla Holdings LLC, Pikes LLC, and Manzano Family Limited Partnership, and Helen Thomas disclaims beneficial ownership of all Shares owned by Dr. Thomas.

(4)
Includes an aggregate of 3,036,100 shares of Common Stock issued and outstanding.  Mr. Francis’ beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Mr. Francis, as noted below:  51,100 Shares held individually by Mr. Francis, 30,000 Shares held by Mr. Francis’s wife and two children, 1,505,000 held by Putun LLC (100% owned by John Francis), 100,000 Shares owned by Excalibur Trust, of which Mr. Francis is sole trustee, 1,000,000 Shares owned by Unicorn Trust of which Mr. Francis’ wife is sole trustee and 350,000 Shares held by Camelot, FLP an entity established for estate planning purposes. Mr. Francis disclaims beneficial ownership of all Shares held by his wife, Unicorn Trust and Camelot, FLP.

(5)
Includes an aggregate of 3,051,768 shares of Common Stock issuable and outstanding. Mrs. Thomas’ beneficial ownership includes the following, which share amounts (as appearing in the above table) have been reduced to reflect the amount of partial or shared ownership by Mrs. Thomas, as noted below: 20,000 held by Helen Thomas, wife of Johnny Thomas, individually, 920,000 Shares hold by HHT Trust, 20,000 held by Pikes LLC, 3,536 Shares held by Meadow Lark Holdings LLC (of which Dr. Thomas is a 50% owner with Helen Thomas), 2,020,000 Shares held by Bosque FLP, 40,000 Shares held by Capilla Holdings LLC, 60,000 Shares held by Serene Art LLC (of which Helen Thomas is a 50% owner with Johnny Thomas), all of which entities were established for estate planning purposes. Does not include 120,000 shares gifted to four family members in the amount of 30,000 shares each.

(6)	Except as otherwise noted each person's address is c/o the Company, 2756 N. Green Valley Parkway, Suite 225, Henderson, NV 89014.

(7)	Helen Thomas resigned from her position as Secretary/Treasurer and director of the Company effective September 16, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

During the year ended December 31, 2009, the Company borrowed $432,500 from Johnny R. Thomas, Chief Executive Officer and affiliated entities.  No repayments were made on these notes or notes issued by the Company in prior years.  The notes payable accrue interest at 6% per annum, are uncollateralized, and are due upon demand.  As of December 31, 2009, accrued interest on these notes payable total $90,443.

As of December 31, 2009, all common stock purchase warrants have expired.  No warrants were exercised during the year ended December 31, 2009.  This included Class A Warrants to purchase 1,000,000 shares of Common Stock held by each of the Company’s three executive officers (one of whom resigned) granted on August 21, 2007.

We are provided office space, telephone and secretarial services from our Chief Executive Officer, without charge on a month to month verbal basis. CNSV intends to rent office space and hire administrative personnel when necessary to support the Company’s growth.

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

In addition, our officers and directors currently have, or may in the future have, real or potential conflicts of interest with us in connection with their allocation of business time and with respect to corporate opportunities.  This includes the amount of time they will be required to spend on the affairs of Colt which is in the process of being spun-off from the Company.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15).  NASDAQ Rule 4200(a)(15) states that "Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Accordingly, we do not consider Messrs. Thomas and Francis, the only directors of the Company at this time, to be independent directors since they are both executive officers and employees of the Company.  The Company does not have standing audit, nominating or compensation committees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by GBH CPAs, PC during the year ended December 31, 2009 and by Moore & Associates, Chartered during the fiscal year ended December 31, 2008 including fees for the audit of the Company’s annual financial statements, and for fees billed for other services rendered.

	2009	2008
Audit Fees (1)	$30,000	$16,500
Audit-Related Fees (2)	0	0
Audit and Audit-Related Fees	$30,000	$16,500

Tax Fees (3)	0	0

All Other Fees (4)	0	11,785
Total Fees	$30,000	$28,285

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

(3)  Tax fees are related to services for tax advice, tax planning and tax compliance.

(4)  All other fees relate to all fees billed for products and services provided by the principal accountant, other than those reported above, including those services provided by an outside accounting firm.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The entire Board of Directors (the “Board”) is responsible for appointing, setting compensation and overseeing the work of the independent auditor.  The Board has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor, as follows:  on an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Board is requested, and the Board reviews these requests and advises management if the Board approves the engagement of the independent auditor. On a periodic basis, management reports to the Board regarding the actual spending for such projects and services compared to the approved amounts.  All audit-related fees, tax fees and all other fees were approved by the Board.  The projects and categories of service are as follows:

Audit—Annual audit fees relate to services rendered in connection with the audit of our consolidated financial statements included in our Forms 10-K and the quarterly reviews of financial statements included in our Forms 10-Q.

Audit Related Services—Audit related services include fees for SEC registration statement services, benefit plan audits, consultation on accounting standards or transactions, statutory audits, and business acquisitions.

Tax—Tax services include fees for tax compliance, tax advice and tax planning.

All Other – fees for all other services provided.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

(1)           See “Consolidated Financial Statements” beginning on page 55.

(b)           Exhibits.

(1)           See “Index to Exhibits” set forth on page 71.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Consolidation Services, Inc.
(An Exploration Stage Company)
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Consolidation Services, Inc (the “Company”) (an exploration stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidation Services, Inc. as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had nominal revenues and has generated losses from operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
March 29, 2010

CONSOLIDATION SERVICES, INC.
Consolidated Balance Sheets
(An Exploration Stage Company)

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

OIL AND GAS PROPERTIES, unproven properties of $868,826 as of December 31, 2009 and 2008	868,826	868,826

NET ASSETS OF DISCONTINUED OPERATIONS	6,231,470	6,121,562

TOTAL ASSETS	$7,100,296	$6,990,388

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Net liabilities of discontinued operations	$2,964,585	$2,351,781

Total Current Liabilities	2,964,585	2,351,781

STOCKHOLDERS' EQUITY

Common stock; 220,000,000 shares authorized
at $0.001 par value, 15,257,220 and 15,093,970
shares issued and outstanding, respectively	15,257	15,094
Additional paid-in capital	5,842,136	5,708,799
Noncontrolling interest	501,275	512,862
Stock subscription receivable	(871,000)	(880,000)
Accumulated deficit prior to re-entering the exploration stage	(1,351,957)	(718,148)

Total Stockholders' Equity	4,135,711	4,638,607

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,100,296	$6,990,388

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
Consolidated Statements of Operations
(An Exploration Stage Company)

	For the Year Ended
	December 31,
	2009	2008

REVENUES	$-	$-

COSTS AND EXPENSES
General and administrative	121,114	90,049

Total Costs and Expenses	121,114	90,049

LOSS FROM OPERATIONS	(121,114)	(90,049)

OTHER INCOME (EXPENSE)
Interest expense	-	-

TOTAL OTHER INCOME (EXPENSE)	-	-

LOSS BEFORE INCOME TAXES	(121,114)	(90,049)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(121,114)	(90,049)

LOSS FROM DISCONTINUED OPERATIONS	(476,282)	(452,963)

NET LOSS	$(597,396)	$(543,012)

Income (loss) attributable to noncontrolling interest	36,413	(1,381)

NET LOSS ATTRIBUTABLE TO CONSOLIDATION
SERVICES, INC. AND ITS COMMON SHAREHOLDERS	$(633,809)	$(541,631)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO
CONSOLIDATION SERVICES, INC. AND ITS COMMON SHAREHOLDERS:
Continuing Operations	$(0.01)	$(0.01)
Discontinued Operations	(0.03)	(0.03)

Net Loss	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	15,124,380	13,855,391
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
Consolidated Statements of Stockholders' Equity
(An Exploration Stage Company)

			Additional	Stock	Non-	Accumulated Deficit Prior to Re-Entering the	Total
	Common Stock		Paid-In	Subscription	Controlling	Exploration	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Stage	Equity
Balance, January 26, 2007	-	$-	$-	$-	$-	$-	$-
Shares issued for cash
at $0.001 per share	9,000,000	9,000	-	-	-	-	9,000
Shares issued for cash
at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000
Shares issued for services
at $0.10 per share	815,000	815	80,685	-	-	-	81,500
Fair value of common stock
warrants granted	-	-	3,000	-	-	-	3,000
Common stock warrants
exercised at $1.00
per share	160,600	160	160,440	-	-	-	160,600
Common stock warrants
exercised for expenses paid
at $1.00 per share	4,636	5	4,631	-	-	-	4,636
Net loss from inception
through December 31, 2007	-	-	-	-	-	(176,517)	(176,517)
Balance, December 31, 2007	10,980,236	$10,980	$297,756	$-	$-	$(176,517)	$132,219
Common stock warrants
exercised at $1.00
per share	2,179,400	2,180	2,177,220	(880,000)	-	-	1,299,400
Common stock issued for
properties at $1.94 per share	1,934,334	1,934	3,233,823	-	514,243	-	3,750,000
Net loss for the year
ended December 31, 2008	-	-	-	-	(1,381)	(541,631)	(543,012)
Balance, December 31, 2008	15,093,970	15,094	5,708,799	(880,000)	512,862	(718,148)	4,638,607
Shares repurchased at $1.92 per share	(6,250)	(6)	(11,994)	-		-	(12,000)
Common stock issued for cash
at $0.75 per share	117,000	117	87,633	-	-	-	87,750
Common stock issued for services
at $1.10 per share	52,500	52	57,698	-	-	-	57,750
Dividends paid	-	-	-	-	(48,000)	-	(48,000)
Stock subscription received	-	-	-	9,000	-	-	9,000
Net loss for the year
ended December 31, 2009	-	-	-	-	36,413	(633,809)	(597,396)
Balance, December 31, 2009	15,257,220	$15,257	$5,842,136	$(871,000)	$501,275	$(1,351,957)	$4,135,711

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
Consolidated Statements of Cash Flows
(An Exploration Stage Company)

	For the Year Ended
	December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(597,396)	$(543,012)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations	476,282	452,963
Common stock and warrants issued for services	57,750	20,000
Depletion	-	-
Loss attributable to noncontrolling interest	-	-
Changes in operating assets and liabilities:
Change in prepaid expenses	-	-
Accounts payable and accrued expenses	-	-
Net Cash Used in Continuing Operating Activities	(63,364)	(70,049)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(868,826)
Net investing activities of discontinued operations	(140,907)	(1,248,994)
Net Cash Used in Investing Activities	(140,907)	(2,117,820)

FINANCING ACTIVITIES
Repayment of notes payable	-	-
Proceeds from notes payable	-	-
Proceeds from common stock and warrants issued	87,750	1,279,400
Stock subscription received	9,000	-
Common stock retired	(12,000)	-
Dividends paid	-	-
Net financing activities of discontinued operations	119,521	908,469
Net Cash Provided by Financing Activities	204,271	2,187,869

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest ($11,983 and $2,653, respectively, for discontinued operations)	$11,983	$2,653
Income taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Properties purchased for common stock of discontinued operations	$-	$3,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Consolidation Services, Inc. (the “Company”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas in Kentucky.  Until January 1, 2010, the Company primarily sought to generate revenues from its coal related operations.  The Company discontinued its coal mining operations on January 1, 2010 (See “Note 9 – Discontinued Operations”). The Company’s coal mining operations and its timber harvesting operations were its primary operations and only sources of revenues.  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010 to begin its oil and gas operations.

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2008 financial statements have been reclassified to conform to the presentation in the December 31, 2009 financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Consolidation and Accounting for Noncontrolling Interests
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary partnerships and corporations, after elimination of all material intercompany accounts, transactions, and profits. At December 31, 2009, the Company’s subsidiaries included: (i) a 50% ownership interest in Buckhorn Resources, LLC; (ii) a 50% ownership interest in LeeCo Development, LLC; (iii) a 100% ownership interest in Vector Energy Services, Inc. After the Spin-off of Colt Resources, Inc. (“Colt”), on January 1, 2010, the Company’s subsidiaries included a 100% ownership interest in Vector Energy Services, Inc. The Company applies the FASB Codification standards requiring the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity.  The amount of net income (loss) attributable to the noncontrolling interests is included in consolidated net loss on the face of the consolidated statement of operations.

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

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenues when the product or service is delivered and accepted by the customer.  During 2008, the Company realized revenues from the sale of timber grown on its property.   During 2009, the Company realized revenue primarily from undisputed royalties and to a lesser degree from the sale of timber.

Earnings (Loss) per Common Share
Earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common stock equivalents outstanding as of December 31, 2009 and 2008 are not included in the computation of earnings (loss) per share because they would be anti-dilutive.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Loss from continuing operations (numerator)	$(121,114)	$(90,049)
Loss from discontinued operations (numerator)	(476,282)	(452,963)
Shares (denominator)	15,124,380	13,855,391
Loss per share - continuing	(0.01)	(0.01)
Loss per share – discontinued	(0.03)	(0.03)
Loss per share – total	$(0.04)	$(0.04)

Stock-based Compensation
The Company has adopted the fair value based method of accounting for stock-based employee compensation.  Compensation expense of $57,750 and $-0- was recognized for the years ended December 31, 2009 and 2008, respectively.  The $57,750 expense recognized in 2009 was calculated using the value of shares on the grant date of $1.10 per share.

Oil and Gas Properties
The Company follows the successful efforts method of accounting for its oil and gas activities.  Accordingly, the costs associated acquisition and development costs of its oil and gas properties are capitalized and recovered using units of production depletion.  Exploratory cost, including the cost of exploratory dry holes and related geological and geophysical cost are charged as current expense.  In instances where the status of a well is indeterminable at the end of the year, it is the Company’s practice to capitalize these costs as oil and gas properties, until such time as the outcome of drilling becomes known to the Company. Wells cannot remain in a status of indeterminable for a period greater than twelve months.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company provides for income taxes using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Income tax benefit at statutory rate	$(232,985)	$(211,775)
Common stock and warrants issued for services	22,523	7,800)
Valuation allowance	210,462	203,975
Income tax expense (benefit)	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2009	December 31, 2008
NOL carryover	$527,263	$280,071
Valuation allowance	(527,263)	(280,071)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1.3 million for federal income tax reporting purposes are subject to annual limitations. A change in ownership may result in the net operating loss carry forwards being limited as to use in future years.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160 (ASC Topic 810), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company adopted this Statement beginning January 1, 2009. The adoption of this statement did not have a significant impact on the Company’s financial position, results of operations or cash flows, except as to present noncontrolling interest as a separate component within stockholders’ equity.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2009, the Company adopted the Codification standards that establish standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The standard requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. Management has reviewed all subsequent events through the date that the financial statements were issued in accordance with this pronouncement.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operation.

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

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had nominal revenues and has generated losses from operations since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Amortization is computed using the units of production method. Amortization expense for the years ended December 31, 2009 and 2008 amounted to $27,245 and $-0-, respectively.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of December 31, 2009 and 2008 property and equipment consisted of the following (property and equipment, net represents mineral interests in oil and gas properties retained by the Company post Spin-off (see Note 9):

	December 31, 2009	December 31, 2008
Coal Lease Rights and Land	$6,057,262	$5,907,289
Oil and Gas Properties	1,000,000	1,000,000
Accumulated Amortization	(27,245)	-
Net Property and Equipment of Discontinued Operations	(6,161,191)	(6,038,463)
Oil and Gas Properties, net	$868,826	$868,826

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4 - NOTES PAYABLE

On May 20, 2008, the Company issued notes payable of $1,000,000 to unrelated third parties to finance the purchase of 50% of Buckhorn Resources LLC, which holds land and mineral rights in Kentucky. The Company has repaid $182,419 of notes payable as of December 31, 2009 leaving a balance due of $817,581. The notes payable have no stated interest rate; however, the Company accrues interest at an imputed rate of 6% per annum.  As of December 31, 2009, accrued interest on these notes payable totals approximately $75,000. The loans are uncollateralized. The notes are delinquent under their payment terms; however, no demand for payment has been made by the note holders. The notes payable are included in the net liabilities of discontinued operations.

On August 25, 2008, the Company issued a note payable of $500,000 to an unrelated third party to finance the purchase of 1,000 acres of land in Kentucky. The Company had repaid $365,000 of the note payable as of December 31, 2009, leaving a balance due of $135,000. The note payable accrues interest at 10% per annum and is secured by the land.  As of December 31, 2009, accrued interest on this note payable totals approximately $9,000. The note was due on July 15, 2009. The note is delinquent under its terms; however, no demand for payment has been made by the note holder. The note payable is included in the net liabilities of discontinued operations.

NOTE 5 - NOTES PAYABLE-RELATED PARTY

During November 2007, the Company borrowed $190,000 from a related party to finance the purchase of the land in Kentucky. The Company has repaid approximately $150,000 of the note payable as of December 31, 2009 leaving a balance due of approximately $40,000. The note payable accrues interest at 6% per annum is unsecured and due upon demand.  As of December 31, 2009, accrued interest on this note payable totals approximately $4,000. The note payable is included in the net liabilities of discontinued operations.

During 2008 and 2009, the Company borrowed approximately $741,155 from a related party to finance the purchase of the land in Kentucky from an officer and director. The note payable accrues interest at 6% per annum and is unsecured and due upon demand. As of December 31, 2009, accrued interest on this note payable totals approximately $60,000. The note payable is included in the net liabilities of discontinued operations.

The Company entered into a third note agreement with a related party on March 30, 2009 for $5,500.  This note bears interest at 6%, is uncollateralized, and is due one year from issuance (March 30, 2010).  No payments have been made towards this note. As of December 31, 2009, accrued interest on this note payable totals approximately $1,000. The note payable is included in the net liabilities of discontinued operations.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 5 - NOTES PAYABLE-RELATED PARTY (CONTINUED)

During the year ended December 31, 2009, the Company borrowed $432,500 from a related party to  fund operations.  No repayments have been made on these notes.  The notes payable accrue interest at 6% per annum, are uncollateralized, and are due upon demand. As of December 31, 2009, accrued interest on these notes payable totals approximately $22,000. The notes payable are included in the net liabilities of discontinued operations.

NOTE 6 - COMMON STOCK

During 2008, the Company issued 1,934,334 shares of its common stock valued at $1.94 per share for the acquisition of certain properties (total value of $3,750,000). Additionally during 2008, warrants for 2,179,400 shares of common stock were exercised at $1.00 per share.  During 2008 and 2009, the Company received $1,299,400 and $9,000, respectively, in cash for the exercise of the warrants. The stock subscription receivable related to the exercise price of the warrants at December 31, 2008 and 2009 totaled $880,000 and $871,000, respectively. Pursuant to the terms of the Spin-Off Agreement, the Company’s stock subscriptions receivable were transferred to Colt.

In 2009, the Company issued 117,000 shares of common stock valued at $0.75 per share for cash (total value of $87,750).  The Company also issued 52,500 shares of common stock valued at $1.10 per share for services (total value of $57,750).  During 2009, the Company repurchased a total of 6,250 shares of common stock at $1.92 per share for a total cash outlay of $12,000.  These shares were immediately retired.

NOTE 7 - COMMON STOCK PURCHASE WARRANTS

As of December 31, 2009, all common stock purchase warrants had expired.  No warrants were exercised during the year ended December 31, 2009.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On or about June 25, 2009, each of the agreements between the Company and AMS Development LLC, dated August 26, 2008 (with respect to 200,000 shares); Buckhorn Resources, LLC, dated March 20, 2008 (with respect to 1,093,750 shares); and LeeCo Development, LLC, dated June 19, 2008 (with respect to 225,000 shares), was amended to modify the Company’s guarantee obligations and lock-up/leak-out terms regarding the restricted shares of common stock issued as consideration under such agreements and to provide for the Company’s ability to repurchase such shares.  The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement (See Note 9).

Under the original agreements, the respective parties would have become eligible to begin selling their respective weekly quotas of shares on the public markets commencing on July 1, 2009 (or with respect to shares sold pursuant to exemptions from registration between October 27, 2008 for five weeks thereafter for AMS Development, LLC; April 1, 2009 through April 1, 2010 for Buckhorn Resources, LLC; and from January 1, 2009 through December 31, 2009 for LeeCo Development, LLC), and if such shares were sold below the guaranteed price per share ($1.92 per share for Buckhorn agreement and $2.00 per share for each of the AMS and LeeCo agreements), the Company would have to pay the difference between such guaranteed price per share and the sale price.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Citing the economic situation during 2009, the lack of liquidity in the Company stock and the inability to meet certain revenue milestones from underlying properties, the Company and the respective parties agreed to modify these agreements to provide for the stockholders’ ability to sell their pro- rata portion of such shares to the Company in private transactions, as opposed to on the open market, at the price per share provided by the guarantee and the Company would repurchase such shares on a monthly basis using twenty-five percent (25%) of revenue received in connection with the underlying properties, with such repurchases being permitted to commence prior to July 1, 2009.  In the event the Company’s publicly traded stock closed above $2.25 per share for fifteen consecutive trading days immediately prior to such month’s scheduled repurchase, the stockholders could elect to sell that month’s quota in the public markets instead of through the repurchase plan.  During the year ended December 31, 2009, the Company repurchased 6,250 shares of Common Stock at $1.92 per share under the amended agreements.  Management considered these contracts to be executory contracts because the payments were contingent upon production from the mines, with the only amounts being recognized in the financial statements as those amounts that would be paid for guaranteed share price remittances or stock repurchases.  Due to the fact that the number of shares to be repurchased was not reasonably estimatable under the contracts, management did not record interest or a liability at December 31, 2009.  Management  assessed the terms of the above guarantee share price and re-purchase agreements and determined that there was no derivative liability associated therewith.

Pursuant to the Rights Agreement between the Company and Eastern Kentucky Land Corporation (“EK”) effective September 22, 2008 (the “Rights Agreement”), whereby the Company acquired all right, title and interest in oil, gas and other minerals that may exist on the Buckhorn property, the Company guaranteed the price of $1.925 per share for 415,584 shares in connection with a portion of the purchase price of the Rights Agreement.  Under the lock up terms of the Rights Agreement, EK which received the 415,584 restricted shares is eligible to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or pursuant to registration of the shares.  These shares became eligible to be re-sold under Rule 144 promulgated under the Securities Act on July 1, 2009. If such shares are sold below the guaranteed price per share of $1.925 per share, which is higher than the market price for the Company's public stock a bid and asked price of $1.01 and $1.10 per share, respectively, beginning on October 28, 2009, the Company became liable to pay the difference between the guaranteed price per share and the sale price.  As of the date of this report, Management has not yet renegotiated this obligation or entered into an amendment with respect to such lock-up/leak out terns; however, during 2009 the Company was not obligated to repurchase any shares under the Company's guarantee obligations under the Rights Agreement. The obligation to repurchase the shares were transferred to Colt under the Spin-Off Agreement (See Note 9).

During the year ended December 31, 2009 the Company had revenue of $234,713 from undisputed royalties and $4,266 from the sale of timber.  The $234,713 of revenues was comprised of $23,713 in undisputed royalties from a lease and mining contract and the remaining $211,000 was revenue received from past mining activities under the coal mining lease entered into effective September 2, 2009, by and between Buckhorn, a 50% owned subsidiary of the Company, and ICG Hazard LLC (“ICG”).  Buckhorn and ICG signed a five-year coal mining lease covering approximately 1,765 acres of  Buckhorn’s 10,500 acre property in eastern Kentucky, most of which are under lease with third party counter claimants.  Undisputed royalties are due and payable on the 25th day of each month following mining activities.  The revenues have been reclassified as discontinued operations (See Note 9).

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2009, there were approximately $1.5 million in disputed royalties.  Disputed royalties are royalties which are owed to Buckhorn or “bona fide” counter claimants in connection with their past mining activities on or under the Buckhorn properties which, depending on the nature of the claimant, are either (i) held in escrow, or (ii) held and accrued by ICG, in each case until the underlying dispute is resolved.  The Company did not recognize any disputed revenues during the years ended December 31, 2009 and 2008.

The Company is not a party to any legal proceedings; however, Buckhorn Resources, LLC, a fifty percent (50%) owned subsidiary of the Company, remains subject to the following litigation. Begley Properties, LLC v. Buckhorn Resources, LLC, Leslie Circuit Court Case No. 05-CI-00275.  Begley Properties, LLC (hereinafter, “Begley”) filed an action against Buckhorn in the Leslie Circuit Court on September 29, 2005. The Complaint is an action to quiet title to approximately 500 acres of property located in Leslie and Perry Counties in Kentucky.  Most recently, Begley filed a motion for summary judgment in this case. Buckhorn has filed a response to Begley’s Motion for Summary Judgment, a Motion to Strike the Motion for Summary Judgment and a Statement of Disputed Facts. Begley’s motion is before the court for a ruling. It is unknown when the judge will make a ruling on the motion for summary judgment. Further, the likelihood of an unfavorable outcome in this matter is impossible to determine. The amount of loss Buckhorn would suffer in the event of an unfavorable outcome is unknown and cannot be reasonably estimated at this time.

During November 2009, the Company entered into two consulting agreements with unrelated third parties. The Company paid the consultants a fee of $28,875 each ($57,750 total) for investor relation services for a period of six months.  The $57,750 (net of amortization of $14,437 during 2009) was accounted for in the financial statements as prepaid expenses at December 31 2009 and is included in net assets of discontinued operations in the consolidated balance sheet.

NOTE 9 – DISCONTINUED OPERATIONS

On January 1, 2010, the Board of Directors of CNSV approved the separation of the Company’s existing energy business into two independent businesses.  The Company has discontinued its coal mining operations and transferred (the “Spin-off”) its coal-related assets and liabilities to Colt Resources, Inc. (“Colt”), a Nevada corporation formed on February 10, 2010, as a wholly-owned subsidiary of the Company for the purpose of operating all non-oil and gas assets formerly owned by CNSV. The Company retained substantially all of its oil and gas assets (but none of its liabilities).  As a result of the Spin-off, Colt received all non-oil and gas assets, together with a 12.5% overriding royalty on all oil and gas assets retained and owned by CNSV as of December 31, 2009, as well as all of the liabilities of CNSV except regulatory filings and taxes. The coal-related properties owned by CNSV as of December 31, 2009, which were transferred to Colt, are hereinafter referred to as the “Colt Properties”.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 9 – DISCONTINUED OPERATIONS (CONTINUED)

The Company’s Board believed that it was in the best interest of the Company to divide the assets and liabilities of the Company into two separate legal entities, as doing so will serve an important business purpose in that it will facilitate the ability of the separate entities to more readily manage, obtain access to capital and bank lending, facilitate staffing and employment, as well as certain other business decisions, given the substantial differences in the business focuses represented by such assets and liabilities.

In order to accomplish this Spin-off, the Board and at least a majority of the voting interest of the Company’s stockholders approved that the Company’s stockholders as of January 31, 2010 (the “Record Date”) received the same number of shares in Colt (the “Colt Shares”) as they owned in the Company on a pro-rata, one-to-one basis and for no additional consideration.  The Colt Shares are “restricted securities”, exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and which will not be publicly traded.  There were 15,257,220 Company Shares issued and outstanding on the Record Date.  The Separation and Distribution Agreement (the “Spin-Off Agreement”) by and between CNSV and Colt was filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2010, as an exhibit to a Current Report on Form 8-K.

Accordingly, the Company has reclassified the assets, liabilities and operations related to coal mining as discontinued operations. A summary of the discontinued operations is as follows for the years ended December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Net assets of discontinued operations:
Cash	$26,966	$83,099
Prepaid expenses	43,313	-
Property and equipment, net	6,161,191	6,038,463
Total	$6,231,470	$6,121,562

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$802,881	$353,311
Notes payable - related parties	1,209,123	776,623
Notes payable	952,581	1,221,847
Total	$2,964,585	$2,351,781

	Year Ended December 31,
	2009	2008
Discontinued operations:
Revenues	$238,979	$13,153
Operating expenses	(573,273)	(413,717)
Interest expense	(141,988)	(52,399)
Total	$(476,282)	$(452,963)

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date the financial statements were issued, and there were no material subsequent events to report other than the event reported in Note 9.

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

10.5	Extension of Real Estate Option to Purchase Agreement, dated June 13, 2008, between the Company and Larry Bruce Herald.(5)
10.6	Stock Purchase Agreement (“Agreement”) is entered into as of July 1, 2008, by and among Vector Energy Services, Inc., John C. Francis, and Consolidation Services, Inc.(6)
10.7	Development Agreement, dated August 26, 2008, between Consolidation Services, Inc. and AMS Development, LLC.(7)
10.8	Form of Promissory Note, dated August 25, 2008, made by Consolidation Services, Inc. to Larry Bruce Herald.(7)
10.9	Form of Mortgage, dated August 25, 2008, between Consolidation Services, Inc. and Larry Bruce Herald.(7)
10.10	LeeCo Agreement, entered into as of September 11, 2008, by and among Consolidation Services, Inc., Altizer, Mitchell, and LeeCo Development, LLC.(8)
10.11	Agreement between the Company and Larry Bruce Herald, dated on or about May 27, 2009.(9)
10.12	Amendment to August 26, 2008 Agreement between the Company and AMS Development LLC, dated June 25, 2009.(9)
10.13	Amendment to March 20, 2008 Agreement between the Company and Buckhorn Resources LLC, dated June 25, 2009.(9)
10.14	Amendment to June 19, 2008 Agreement between the Company and LeeCo. Development LLC, dated June 25, 2009.(9)
10.15	Separation and Distribution Agreement by and between Consolidation Services, Inc. and Colt Resources, Inc.(10)
16.1	Letter from Moore and Associates, Chartered, dated August 11, 2009 to the Commission regarding statements included in Form 8-K for August 7, 2009.
*21.1	Subsidiaries of Registrant
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
(2)  Incorporated by reference from the Company's Amendment No. 1 to Form SB-2 filed with the Commission on June 12, 2007.
(3)  Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 31, 2008.
(4)  Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on April 2, 2008.
(5)  Incorporated by reference to the Company's Current Report on Form 8-K/Amendment No. 1 filed with the Commission on June 30, 2008.
(6)  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 1, 2008.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 28, 2008.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 17, 2008.
(9)  Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 30, 2009.
(10) Incorporated by reference to the Company's Current Report on Form 8-K for February 9, 2010 filed with the Commission on February 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidation Services, Inc.

March 31, 2010	By:	/s//s/s/ Johnny R. Thomas
Johnny R. Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Johnny R. Thomas Johnny R. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ John C. Francis John C. Francis	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Secretary/Treasurer and Director	March 31, 2010