Form 10-Q
period 2010-03-31
Consolidation Services, Inc.
filed 2010-05-17
CIK 1392960

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A
____________________

Commission File No. 333-137170
____________________
Consolidation Services, Inc.
(Name of small business issuer as specified in its charter)

Delaware	20-8317863
State of Incorporation	IRS Employer Identification No.

2300 West Sahara Avenue, Suite 800, Las Vegas, NV  89102
(Address of principal executive offices)

 (702) 949-9449
(Issuer’s telephone number)

2756 N. Green Valley Parkway, Suite 225, Henderson, NV  89014
(702) 614-5333
(Former name, former address, and former telephone number since last report)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes [X]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]                    Accelerated filer  [   ]                    Non–Accelerated filer  [   ]  Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  [   ]   No  [X]

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 7, 2010
Common stock, $0.001 par value	39,373,346

CONSOLIDATION SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

CERTIFICATIONS

Exhibit 31.1 – Management certification
Exhibit 31.2 – Management certification
Exhibit 32.1 – Sarbanes-Oxley Act
Exhibit 32.2 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2010	December 31, 2009

CURRENT ASSETS
Cash	$8,831	$-
Total current assets	8,831	-

OIL AND GAS PROPERTIES, unproven properties of $868,826 as of March 31, 2010 and December 31, 2009	868,826	868,826

NET ASSETS OF DISCONTINUED OPERATION	-	6,231,470
	-	6,231,470

TOTAL ASSETS	$877,657	$7,100,296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,724	$-
Related party payable	14,322	-
Notes payable - affiliate	22,040	-
Net liabilities of discontinued operations		2,964,585
Total current liabilities	78,086	2,964,585

Total liabilities	78,086	2,964,585

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 220,000,000 shares authorized;
15,257,220 issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively	15,257	15,257
Additional paid-in capital	2,177,602	5,842,136
Noncontrolling interest	-	501,275
Common stock subscription receivable	-	(871,000)
Accumulated deficit prior to re-entering the exploration stage	(1,351,957)	(1,351,957)
Accumulated deficit during the exploration stage	(41,331)	-
Total Stockholders' Equity	799,571	4,135,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$877,657	$7,100,296

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$877,657	$7,100,296

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
	For the Three Months Ended		January 1, 2010 re-entry to
	March 31,		the Exploration Stage
	2010	2009	through March 31, 2010

REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	41,291	58,145	41,291

Total operating expenses	41,291	58,145	41,291

OPERATING LOSS	(41,291)	(58,145)	(41,291)

OTHER INCOME (EXPENSE):
Interest expense	(40)	-	(40)

TOTAL OTHER INCOME (EXPENSE)	(40)	-	(40)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(41,331)	(58,145)	(41,331)

LOSS FROM CONTINUING OPERATIONS	(41,331)	(58,145)	(41,331)

LOSS FROM DISCONTINUED OPERATIONS	-	(84,355)	-

NET LOSS	$(41,331)	$(142,500)	$(41,331)

BASIC AND DILUTED LOSS PER SHARE:

Continuing operations	$(0.00)	$(0.00)

Discontinued operations	$-	$(0.01)

Net loss:	$(0.00)	$(0.01)

Weighted average of number of shares outstanding, basic and diluted	15,257,220	14,883,824

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
( An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
	For the Three Months Ended		January 1, 2010 re-entry to
	March 31,		the Exploration Stage
	2010	2009	through March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(41,331)	$(142,500)	$(41,331)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Discontinued operations	-	84,355	-

Changes in operating assets and liabilities:
Accounts payable	28,162	-	28,162
Net cash used in operating activities	(13,169)	(58,145)	(13,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investing activities of discontinued operations	-	(75,752)	-
Net cash used in investing activities	-	(75,752)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscription received	-	9,000	-
Proceeds from loans payable	22,000	-	22,000
Net financing activities of discontinued operations	-	124,897	-
Net cash provided by financing activities	22,000	133,897	22,000

INCREASE (DECREASE) IN CASH	8,831	-	8,831
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF THE PERIOD	$8,831	$-	$8,831

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$40	$7,000	$40
Taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and related party payable for cash of discontinued operations	$27,924	$-	$27,884

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)
MARCH 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas in Kentucky and Tennessee.  Until January 1, 2010, the Company primarily sought to generate revenues from its coal related operations.  The Company discontinued its coal mining operations on January 1, 2010 (See “Note 5 – Discontinued Operations”). The Company’s coal mining operations and its timber harvesting operations were its primary operations and only sources of revenues.  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010 to begin its oil and gas operations.

Consolidation Services, Inc. common stock trades under the symbol CNSV.OB on the OTC:BB market.

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Principles of Consolidation

As of January 1, 2010, the Company spun off all its coal reserve operations to Colt Resources, Inc. (“Colt”) a Nevada corporation formed as a wholly-owned subsidiary which included the Company’s subsidiaries which were: (i) a 50% ownership interest in Buckhorn Resources, LLC; (ii) a 50% ownership interest in LeeCo Development, LLC.  After the spin-off of Colt on January 1, 2010, the Company’s subsidiaries included a 100% ownership interest in Vector Energy Services, Inc.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company is an explorationstage entity and is primarily engaged as it devotes substantially all of its efforts to acquire and explore for oil and gas reserves that will eventually provide sufficient revenues to sustain the Company’s existence. Until such reserves are producing, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage. Oil and gas companies are required to label their financial statements as “Exploration Stage,” pursuant to guidance provided by the Securities and Exchange Commission (SEC).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010, cash and cash equivalents include cash on hand and cash in the bank.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, including development dry holes, and to drill and equip exploratory wells that find proved reserves are capitalized.  Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs, are charged to expense when incurred. Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Companies’ oil and gas properties was $0 for the three month periods ended March 31, 2010 and 2009, respectively.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the cost of the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the three month periods ended March 31, 2010 and 2009, respectively, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Companies periodically evaluate impairment of their property and equipment.  The Company reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  For the three month periods ended March 31, 2010 and 2009, respectively, none of the Company’s oil and gas properties were deemed to be impaired.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, notes payable and related party payable advances approximate fair value.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has period end losses from operations at March 31, 2010.  The Company has net losses for the period from re-entering the Exploration Stage on January 1, 2010 to March 31, 2010 of $41,331.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 - RELATED PARTY TRANSACTIONS

A former officer and director of the Company entered into two (2) notes payables, one on March 15, 2010 in the amount of $10,000 and again on March 24, 2010 in the amount of $12,000.  The notes accrued interest at 6% interest and are payable upon demand.  On April 8, 2010, the Company repaid these notes payables in the amount of $22,000 and $40 of accrued interest.

At January 1, 2010, an affiliated company had advanced the Company $15,322 for working capital. The March 31, 2010 balance of $14,322 (repayment of $1,000 was made by the Company in February 2010) was non-interest bearing, unsecured and due on demand. On April 8, 2010, the Company repaid the outstanding balance.

NOTE 4 - EQUITY

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, at $0.001 par value, of which 15,257,220 common shares were issued and outstanding as of March 31, 2010.

Options

As of March 31, 2010, no options to purchase common stock of the Company were issued and outstanding.

Warrants

As of March 31, 2010, no warrants to purchase common stock of the Company were issued and outstanding.

NOTE 5 - DISCONTINUED OPERATIONS

The Company’s Board of Directors believed that it was in the best interest of the Company to divide the assets and liabilities of the Company into two separate legal entities, as doing so will serve an important business purpose in that it will facilitate the ability of the separate entities to more readily manage, obtain access to capital and bank lending, facilitate staffing and employment, as well as certain other business decisions, given the substantial differences in the business focuses represented by such assets and liabilities.

In order to accomplish this spin-off, the Board of Directors and a majority of the voting interest of the Company’s stockholders approved the action as of January 31, 2010 (the “Record Date”).  Consequently, the Company’s stockholders received the same number of shares in Colt (the “Colt Shares”) as they owned in the Company on a pro-rata, one-to-one basis and for no additional consideration.  The Colt Shares are “restricted securities”, exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and which will not be publicly traded.  There were 15,257,220 Company Shares issued and outstanding on the Record Date.  The Separation and Distribution Agreement (the “Spin-Off Agreement”) by and between CNSV and Colt was filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2010, as an exhibit to a Current Report on Form 8-K.

Accordingly, the Company has reclassified the assets, liabilities and operations related to coal mining as discontinued operations.  Consequently, the accompanying consolidated financial statements reflect Colt Resources, Inc. as discontinued operations in accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long Lived Assets, and the results of operations and cash flows of Colt Resources, Inc. business have been reclassified as discontinued for the period ended March 31, 2010 and 2009. Details of those classifications are shown below.

	March 31, 2010	December 31, 2009
Net assets of discontinued operations:
Cash	$-	$26,966
Prepaid expenses	-	43,313
Property and equipment, net	-	6,161,191
Net Assets of Discontinued Operations	$-	$6,231,470

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$802,881
Notes payable - related parties	-	1,209,123
Notes payable	-	952,581
Net Liabilities of Discontinued Operations	$-	$2,964,585

	Three Months Ended March 31,
	2010	2009
Discontinued operations:
Revenues	$-	$4,266
Operating expenses	-	(68,993)
Interest expense	-	(19,628)
Loss from Discontinued Operations	$-	$(84,355)

Commitments and contingencies that were transferred to Colt Resources, Inc. as of January 1, 2010 follows:

1.           On or about June 25, 2009, each of the agreements between the Company and AMS Development LLC, dated August 26, 2008 (with respect to 200,000 shares); Buckhorn Resources, LLC, dated March 20, 2008 (with respect to 1,093,750 shares); and LeeCo Development, LLC, dated June 19, 2008 (with respect to 225,000 shares), was amended to modify the Company’s guarantee obligations and lock-up/leak-out terms regarding the restricted shares of common stock issued as consideration under such agreements and to provide for the Company’s ability to repurchase such shares.  The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement.  Under the original agreements, the respective parties would have become eligible to begin selling their respective weekly quotas of shares on the public markets commencing on July 1, 2009 (or with respect to shares sold pursuant to exemptions from registration between October 27, 2008 for five weeks thereafter for AMS Development, LLC; April 1, 2009 through April 1, 2010 for Buckhorn Resources, LLC; and from January 1, 2009 through December 31, 2009 for LeeCo Development, LLC), and if such shares were sold below the guaranteed price per share ($1.92 per share for Buckhorn agreement and $2.00 per share for each of the AMS and LeeCo agreements), the Company would have to pay the difference between such guaranteed price per share and the sale price.

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

2.           Pursuant to the Rights Agreement between the Company and Eastern Kentucky Land Corporation (“EK”) effective September 22, 2008 (the “Rights Agreement”), whereby the Company acquired all right, title and interest in oil, gas and other minerals that may exist on the Buckhorn property, the Company guaranteed the price of $1.925 per share for 415,584 shares in connection with a portion of the purchase price of the Rights Agreement.  Under the lock up terms of the Rights Agreement, EK which received the 415,584 restricted shares is eligible to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or pursuant to registration of the shares.  These shares became eligible to be re-sold under Rule 144 promulgated under the Securities Act on July 1, 2009. If such shares are sold below the guaranteed price per share of $1.925 per share, which is higher than the market price for the Company's public stock a bid and asked price of $1.01 and $1.10 per share, respectively, beginning on October 28, 2009, the Company became liable to pay the difference between the guaranteed price per share and the sale price.  As of the date of this report, Management has not yet renegotiated this obligation or entered into an amendment with respect to such lock-up/leak out terns; however, during 2009 the Company was not obligated to repurchase any shares under the Company's guarantee obligations under the Rights Agreement. The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement.

3.           The Company is not a party to any legal proceedings; however, Buckhorn Resources, LLC, a fifty percent (50%) owned subsidiary of the Company, remains subject to the following litigation. Begley Properties, LLC v. Buckhorn Resources, LLC, Leslie Circuit Court Case No. 05-CI-00275.  Begley Properties, LLC (hereinafter, “Begley”) filed an action against Buckhorn in the Leslie Circuit Court on September 29, 2005. The Complaint is an action to quiet title to approximately 500 acres of property located in Leslie and Perry Counties in Kentucky.  Most recently, Begley filed a motion for summary judgment in this case. Buckhorn has filed a response to Begley’s Motion for Summary Judgment, a Motion to Strike the Motion for Summary Judgment and a Statement of Disputed Facts. Begley’s motion is before the court for a ruling. It is unknown when the judge will make a ruling on the motion for summary judgment. Further, the likelihood of an unfavorable outcome in this matter is impossible to determine. The amount of loss Buckhorn would suffer in the event of an unfavorable outcome is unknown and cannot be reasonably estimated at this time.  Any liabilities or obligations of the Company were transferred to Colt under the Spin-off Agreement.

NOTE 6 – SUBSEQUENT EVENTS

On April 1, 2010, the Company entered into 12 substantially identical Asset Purchase Agreements (the “APAs”) with various funds (the “Funds”) and completed the purchase (the “Acquisition”) of interests in oil and gas wells located in Tennessee and Kentucky.  The Company acquired interests in 39 oil wells and 19 gas wells located on approximately 1,500 leased acres in Kentucky and Tennessee.  The aggregate purchase price (the “Purchase Price”) paid for the Acquisition was 23,186,872 restricted shares of common stock valued at $1.03 per share, the quoted market price on the acquisition date, or an aggregate of $23,913,231, as amended. Under the APAs, the Company acquired all right, title and interest to the Funds’ oil and gas wells free and clear of all liabilities, liens and encumbrances.  The effective date of the purchase and sale for a majority of the assets was April 1, 2010 (May 1, 2010 effective date for the purchase and sale of the remaining assets), regardless of when the closing in fact occurred.  As part of the acquisition, a change in control of the Company occurred.  The change in control resulted from the Company’s issuance of an aggregate of 23,186,872 CNSV common shares of stock to the owners of the assets acquired which equaled approximately 60% of the issued and outstanding shares of the Company at the acquisition date.

Effective April 2, 2010, the Company announced the appointment of Stephen M. Thompson, Chairman of Board of Directors and Pamela J. Thompson (no relation to Stephen M. Thompson), and Gary Kucher as members of the Board of Directors.  On April 7, 2010, Stephen M. Thompson was elected Chief Executive Officer, Pamela Thompson was elected Chief Financial Officer, Secretary and Treasurer and Gary Kucher, was elected President as the new management team.  On April 15, 2010, The Company’s Board of Directors approved employment agreements for Gary Kucher and Pamela Thompson and authorized the issuance of 570,000 shares of common stock to Gary Kucher and 190,000 shares of common stock to Pamela Thompson. The shares of common stock were valued at $1.01 per share, the quoted market price on the acquisition date, or an aggregate of $767,600.

On April 7, 2010 the Company issued 149,254 restricted shares of common stock for cash of $100,000 in a private placement offering.

On April 15, 2010, the Company issued common shares to David Kagel for an obligation conversion agreement, whereas Kagel agreed to convert an obligation due for legal services in the amount of $12,500 for the issuance of 20,000 shares common stock. The shares of common stock valued at $1.01 per share, the quoted market price on the acquisition date, or an aggregate of $20,200.

During May 2010, the Company entered into a consulting agreement for investment banking services with an unrelated third party for an initial term of six months and is automatically extended one year from the closing date of a transaction if the transaction is entered into during the initial six month term. The Company will reimburse the consultant for all reasonable out of pocket expenses. The consulting agreement includes the following commitments:

i.	The consultant will receive a management fee of 1% of the gross proceeds of a transaction;
ii.	The consultant will receive an expense fee of 0.5% of the gross proceeds of a transaction;
iii.
The consultant will receive a cash transaction fee ranging from 0.5% to 4.0% of the aggregate amount  of an acquisition or disposition of assets, including business combinations or mergers and acquisitions;

iv.	The consultant will receive a cash transaction fee ranging from 5.0% to 8.0% and a warrant transaction fee of 8.0% of the aggregate amount of an equity or equity-linked financing transaction;
v.	The consultant will receive a cash transaction fee ranging from 0.5% to 2.0% of the aggregate amount of a debt financing transaction.

* * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” “Consolidation Services” and “our” refer to Consolidation Services, Inc. and our subsidiaries, unless the context requires otherwise.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

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

SPIN – OFF

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

In order to accomplish this spin-off, the Board of Directors and a majority of the voting interest of our stockholders approved the action as of January 31, 2010 (the “Record Date”). Consequently, our stockholders received the same number of shares in Colt (the “Colt Shares”) as they owned in our company on a pro-rata, one-to-one basis and for no additional consideration.  The Colt Shares are “restricted securities”, exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and will not be publicly traded.  There were 15,257,220 shares of our common stock issued and outstanding on the Record Date.

ASSET PURCHASE AGREEMENT

On April 1, 2010, we entered into 12 substantially identical Asset Purchase Agreements (the “APAs”) with various funds (the “Funds”) and completed the purchase (the “Acquisition”) of interests in oil and gas wells located in Tennessee and Kentucky.  We acquired interests in 39 oil wells and 19 gas wells located on approximately 1,500 leased acres in Kentucky and Tennessee.

Management believes that the Acquisition provides our company with increased acres available for future drilling, as well as already drilled operating wells.  We have retained the oil and gas rights on the approximate 12,000 acres of land that we spun-off to our wholly-owned subsidiary Colt Resources, Inc. (“Colt”) on January 1, 2010, subject to a 12.5% overriding royalty granted to Colt on the oil and gas interests.  However, by acquiring producing oil and gas properties in exchange for restricted common stock as part of the Acquisition, management contends that we reduced the outlay of capital related to the development costs associated in acquiring oil and gas mineral leases, permitting, licensing, drilling and marketing.  There is no assurance that we will be able to obtain the funding required to pursue the development of our oil and gas properties.

Under the APAs, we acquired all right, title and interest to the Funds’ oil and gas wells free and clear of all liabilities, liens and encumbrances of any character whatsoever.  The effective date of the purchase and sale of the assets underlying the APAs, for all but Block Production, Rogers Production and Production Revenue Drilling was April 1, 2010 (May 1, 2010 for the three above exceptions), regardless of when the closing in fact occurred.  All representations and warranties made by the parties survive through the second anniversary date of the closing except environmental and tax representations survive through the expiration of the applicable statute of limitations.

Our common stock trades under the symbol “CNSV.OB” on the OTC:BB market.

Results of Operations

We are an exploration stage company that is in the process of acquiring mineral properties or claims located in the States of Kentucky and Tennessee, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

For the three months ended March 31, 2010 and 2009, we generated no revenue..  We incurred losses of $41,331 and $142,500 for the three months ended March 31, 2010 and 2009, respectively.   The loss for the three months ended March 31, 2010 was related to general and administrative expenses from continued operations.  The loss for the three months ended March 31, 2009 whereas $41,291 was related to general and administrative expenses from continued operations and $84,355 was related to discontinued operations with a total loss for March 31, 2009 of $142,500.

Liquidity and Capital Resources

We strive to maintain a minimum of three months of working capital as a means to allow adequate reserves and time to secure additional funds from investors as needed.  During the three months ended March 31, 2010, we did not sell any shares of common stock, or otherwise issue any securities or financial instruments that provided the Company with additional capital.

Our cash used in operating activities was ($13,169) and ($58,145) for the three months ended March 31, 2010 and March 31, 2009, respectively.  The decrease was primarily attributable to the costs associated with legal and accounting for the spin off of Colt Resources, Inc.

Cash (used in) investing activities was ($0.00) and ($75,752) for the three months ended March 31, 2010 and 2009, respectively.  The cash used of $75,752 for March 31, 2009 in investing activities was primarily related to discontinued operations from the spin off of Colt Resources, Inc.

Cash provided by financing activities was $22,000 and $133,897 for the three months ended March 31, 2010 and 2009, respectively.  The primary financing was from notes payable from related party of $22,000 for the three months ended March 31, 2010 and $9,000 from stock subscription received and notes payables from discontinued operations of $124,897 for the three months ended March 31, 2009.

We are an exploration stage company and have not generated revenues from our current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and development of our property, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must conduct the exploration and development of our properties before we start into production of any minerals we may find.  Presently, the new oil and gas properties acquired on April 1, 2010 are properties that oil and gas reserves have been identified and exist however we are seeking additional financing to begin production of those properties.

Our future revenue plan is uncertain and is dependent on our ability to effectively drill oil and gas and obtain contract and leasing opportunities on oil and gas properties. There are no assurances of the ability of our company to begin to drill. The cost of drilling oil and gas is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the next 12 months.  We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has period end losses from operations in March 31, 2010.  The Company has net losses for the period from re-entering into Exploration Stage of (January 1, 2010) to March 31, 2010 of $41,331.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

Trends, Risks and Uncertainties Regarding Climate Change Affecting Our Business

The U.S. House of Representatives recently passed the American Clean Energy and Security Act of 2009 which, if passed into law, will establish a federal cap-and-trade system. Under this system, major producers of greenhouse gas emissions would be required to acquire emission allowances, either through purchases at auctions or through trades with other allowance holders, and then surrender the allowances to the government. If a regulated party could not acquire sufficient allowances or reduce its emissions to the level of the allowances that it did acquire, the party would face regulatory penalties. This legislation is expected to initially cover electrical generation facilities and would phase in coverage of other industrial sources of emissions and natural gas and fossil fuel distribution. In addition, many states and the EPA are imposing environmental regulations regarding the limitation on emissions of greenhouse gases.  If this or similar legislation is enacted into law, it could have a material adverse effect on our operations through significant increases in operating costs (including costs to improve facilities and equipment to reduce emissions and insurance costs) and operating restrictions, and decreases in the demand for oil and/or natural gas and other goods that produce significant greenhouse gas emissions.  A decrease in such demand may result in lower prices for oil and/or natural gas despite higher operating costs.  [An increase in the demand for “alternative energy” sources, such as wind, solar or other “renewable” energy sources, may also reduce the demand for oil and/or natural gas produced by our wells.]  It is not possible at this time to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

In addition, there are a number of sources, as cited in a 2007 Government Accountability Office report, that support the view that severe weather scenarios will increase as a result of climate change brought on by an overabundance of greenhouse gases.  The productivity of our oil and/or natural gas wells could be impaired by an increase in the severity or frequency of adverse weather conditions or events, such as increased hurricane activity, flooding or heavy rains, as a result of a corresponding increase in the amounts of water or other deleterious substances occurring at or near wells in connection with such weather events.  It is not possible at this time to accurately estimate how an increase in the severity or frequency of weather events would impact our business.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, including development dry holes, and to drill and equip exploratory wells that find proved reserves are capitalized.  Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs, are charged to expense when incurred. Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the cost of the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Companies periodically evaluate impairment of their property and equipment.  The Company reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, notes payable and related party payable advances approximate fair value.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the production of oil and gas properties.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2009.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2010.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated the risk factors previously disclosed in our registration statement on S-1 (No. 333-150175) declared effective by the Securities and Exchange Commission (“SEC”) on October 27, 2008 and in our Annual Report on Form 10–K for the year ended December 31, 2009, which was  filed with the SEC on March 31, 2010 (the “Fiscal 2009 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2009 10–K and the Form S-1 including but not limited, to the following:

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act to assess our internal controls as effective. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we and our independent registered public accounting firm may not be able to assess our internal controls as effective.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, we were required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, furnish a report by our management on our internal control over financial reporting. There also can be no assurance that our auditors will be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting beginning with out annual report on Form 10-K for our fiscal period ending December 31, 2010. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company’s business. Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

There is substantial doubt about our ability to continue as a going concern.

The notes to our consolidated financial statements for the quarter ended March 31, 2010 contains explanatory paragraphs expressing the substantial doubt about our ability to continue as a going concern. The Company has no revenues as of March 31, 2010, and since inception, the Company has not had significant revenues. However, we do not have sufficient capital for current operations through our cash position and current cash flow. To continue our growth and to fund our expansion plans we will require additional funding. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all.

Business Risk Factors

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

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to:

•	the results of previous development efforts and the acquisition, review and analysis of data;

•	the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects;

•	the approval of the prospects by other participants, if any, after additional data has been compiled;

•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews;

•	our financial resources and results;

•	the availability of leases and permits on reasonable terms for the prospects; and

•	the success of our drilling technology.

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

We cannot assure you that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

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

We are a new entrant into the oil and gas industry.

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

In April 1, 2010, the Company purchased discovered oil and gas properties.  There are approximately 39 oil and gas wells that have discovered reserves.  The assets purchased were in production and discovered since 2006 and the Company intends to proceed in the production of those properties.

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

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Interests we acquire in oil or natural gas may be in various stages of evaluation, assessment and drilling. The use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us or our operations to know conclusively prior to drilling and testing whether oil or natural gas will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

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

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations.

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

We believe we have satisfactory title to our oil and gas interests in accordance with standards generally accepted in the oil and gas industry. However, title defects of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects.

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

Damage to the environment could also result from our operations.  If our business is involved in one or more of these hazards, we may be subject to claims of a significant size which could force us to cease our operations.

Environmental enforcement efforts with respect to oil, gas and mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future exploration operations. Although we intend to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and properties are subject to extensive federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities, (iii) limit or prohibit exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and (v) impose substantial liabilities for pollution resulting from our proposed operations.  The exploration of hydrocarbon reserves are subject to all of the usual hazards and risks associated with such exploration, which could result in damage to life or property, environmental damage, and possible legal liability for any or all damages.  The exploration activities may be subject to prolonged disruptions due to the weather conditions surrounding the location of the our operations.  Difficulties, such as unusual or unexpected natural obstructions encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of information, and could delay our exploration program.  Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could exceed policy limits or be excluded from coverage. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future.  There are also risks against which we cannot, or may not elect to insure. The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our financial position, future earnings, and/or competitive positions.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and/or natural gas that we intend to produce.

Recent studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil and natural gas, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol.  Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  In addition, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases from sources within the U.S.  On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, or “ACESA”, which would establish an economy-wide cap-and-trade program to reduce emissions of greenhouse gases in the United States, including carbon dioxide and methane.  The U.S. Senate has begun work on its own legislation for controlling and reducing greenhouse gas emissions in the United States.  It is not possible at this time to predict whether proposed U.S. legislation will be adopted as initially written, if at all.  Further, in December, 2009, the U.S. Environmental Protection Agency (“EPA”) officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes.  These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.

Passage of climate control legislation or other regulatory initiatives by Congress, various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases, including methane or carbon dioxide in areas in which we conduct business, could have adverse effects on our business, financial position, results of operations and prospects.  Any such legislation or regulation could increase the costs of our operations, including costs to operate and maintain facilities, install new emission controls on our facilities, acquire emissions allowances, insurance and impose operating restrictions.  Any such additional costs or operating restrictions associated with legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our business, financial condition and results of operation.  In addition, these developments, as well as a move towards “alternative energy” sources as a result, could curtail the demand for fossil fuels such as oil and natural gas and thus adversely affect demand for the products and services we anticipate providing, which may in turn adversely affect our future business prospects, financial condition, and results of operation.

Climate change may increase the frequency and severity of adverse weather conditions and affect general weather patterns, which may impair productivity at our wells and/or reduce demand for our anticipated products.

There are a number of sources, as cited in a 2007 Government Accountability Office report, that support the view that severe weather scenarios will increase as a result of climate change brought on by an overabundance of greenhouse gases.  The anticipated productivity of our oil and/or natural gas wells could be impaired by an increase in the severity or frequency of adverse weather conditions or events, such as increased hurricane activity, flooding, heavy rains or other inclement weather, as a result of a corresponding increase in the amounts of water or other deleterious substances encountered at or near wells, as well as well shut-ins, closures, and/or diminished activity/operations in connection with such weather events.  In addition, as demand for oil and natural gas generally increases during the winter months, to the extent that climate change is determined to cause overall warmer winters on average, demand for our anticipated products in connection with heating purposes may be reduced as a result.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered sale of equity securities during the period ended March 31, 2010.

On April 1, 2010, CNSV authorized the issuance of an aggregate of 23,216,729 shares (“CNSV Shares”) of its common stock to 12 oil and gas Funds and two related persons (the “Purchasers”) pursuant to the APAs. The CNSV Shares were issued pursuant to the exemption claimed by the Company under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  Each Purchaser represented and warranted that they were either “accredited investors” as such term is defined in Rule 501 under the Securities Act and/or sophisticated investors and had access to the same information as would be contained in a registration statement. No convertible securities were issued. No underwriters or placement agents were involved and no underwriting discounts or commissions were paid.

On April 7, 2010 the Company issued 149,254 shares of common stock for $100,000 in a private placement.  The shares were issued pursuant to the exemption claimed by the Company under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  Each purchaser represented and warranted that they were either “accredited investors” as such term is defined in Rule 501 under the Securities Act and/or sophisticated investors and had access to the same information as would be contained in a registration statement. No convertible securities were issued. No underwriters or placement agents were involved and no underwriting discounts or commissions were paid.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: May 17, 2010	Consolidation Services, Inc. By: /s/ Stephen Thompson
Stephen Thompson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 17, 2010	Consolidation Services, Inc. By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Financial Officer)