Form 10-Q
period 2010-06-30
Consolidation Services, Inc.
filed 2010-08-16
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-142105

CONSOLIDATION SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-8317863
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

2300 West Sahara Drive, Las Vegas, NV  89102
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not yet transitioned into this requirement.
Yes [   ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common stock, $0.001 par value	39,873,346

CONSOLIDATION SERVICES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS:	June 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$5,965	$-
Accounts receivable, net	24,266	-
Total current assets	30,231	-

PROPERTY AND EQUIPMENT
Oil and gas properties, including $1,990,806 of unproved property costs
using the successful efforts method of accounting.	7,590,139	868,826
Suppport equipment and facilities	703,030	-
NET ASSETS OF DISCONTINUED OPERATIONS	-	6,231,470
TOTAL ASSETS	$8,323,400	$7,100,296

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$44,615	$-
Net liabilities of discontinued operations	-	2,964,585
Total current liabilities	44,615	2,964,585

ASSET RETIREMENT OBLIGATIONS	16,388	-
TOTAL LIABILITIES	61,003	2,964,585

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 220,000,000 shares authorized;
39,873,346 and 15,257,220 issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively	39,873	15,257
Additional paid-in capital	11,228,576	5,842,136
Noncontrolling interest	-	501,275
Common stock subscribed receivable	-	(871,000)
Accumulated deficit	(3,006,052)	(1,351,957)
Total stockholders' equity	8,262,397	4,135,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,323,400	$7,100,296

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009

OIL AND GAS REVENUES	$66,976	$-	$66,976	$-

COSTS AND OPERATING EXPENSES:
Production costs	14,610	-	14,610	-
Depreciation, depletion, amortization and accretion	63,955	-	63,955	-
General and administrative	1,601,175	18,753	1,642,466	76,898
Total operating expenses	1,679,740	18,753	1,721,031	76,898
OPERATING LOSS	(1,612,764)	(18,753)	(1,654,055)	(76,898)

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	40	-
Total other (income) expense	-	-	40	-

LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	$(1,612,764)	$(18,753)	$(1,654,095)	$(76,898)

LOSS FROM CONTINUING OPERATIONS	(1,612,764)	(18,753)	(1,654,095)	(76,898)

LOSS FROM DISCONTINUED OPERATIONS	-	(183,601)	-	(267,956)

NET LOSS	$(1,612,764)	$(202,354)	$(1,654,095)	$(344,854)

BASIC AND DILUTED LOSS PER SHARE:

Continuing operations	$(0.04)	$(0.00)	$(0.06)	$(0.01)

Discontinued operations	$-	$(0.01)	$-	$(0.02)

Net loss	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average of common shares outstanding, basic and diluted	38,067,087	15,093,970	26,514,849	15,093,970

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Net loss	$(1,654,095)	$(344,854)
Adjustments to reconcile net loss to net cash
used in operating activities:
Discontinued operations	-	267,956

Depreciation, depletion, amortization and accretion	63,955	-
Common stock issued for services	1,486,681	22,826
Changes in operating assets and liabilities:
Accounts receivable	(24,266)	-
Accounts payable	16,690	-
Net cash used in operating activities	(111,035)	(54,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investing activities of discontinued operations	-	(109,663)
Purchase of property and equipment	(50,000)	-
Net cash used in investing activities	(50,000)	(109,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	167,000	9,000
Net financing activities of discontinued operations	-	154,735
Proceeds from note payable	22,000	-
Repayments of note payable	(22,000)	-
Net cash provided by financing activities	167,000	163,735

INCREASE IN CASH	5,965	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$5,965	$-

Supplemental disclosure operating activities

Interest paid	$40	$18,842
Taxes paid	$-	$-

Supplemental disclosure for non cash investing and financing activities

Increase in asset retirement obligations	$16,041	$-
Common stock issued for purchase of oil and gas properties and equipment	$7,421,910	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas in Kentucky and Tennessee.  Until January 1, 2010, the Company primarily sought to generate revenues from its coal related operations.  The Company discontinued its coal mining operations on January 1, 2010 (See “Note 6 – Discontinued Operations”). The Company’s coal mining operations and its timber harvesting operations were its primary operations and only sources of revenues.  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010 to begin its oil and gas operations.  On April 1, 2010 the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties (See “Note 9 - Acquisitions”).

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Principles of Consolidation

As of January 1, 2010, the Company spun off all its coal reserve operations to Colt Resources, Inc. (“Colt”) a Nevada corporation formed as a wholly-owned subsidiary which included the Company’s subsidiaries which were: (i) a 50% ownership interest in Buckhorn Resources, LLC; (ii) a 50% ownership interest in LeeCo Development, LLC.  After the spin-off of Colt on January 1, 2010, the Company’s subsidiaries included a 100% ownership interest in Vector Energy Services, Inc.  On June 2, 2010, CSI Resources, Inc was incorporated in the state of Nevada and is a wholly owned subsidiary of the Company.  CSI Resources, Inc. is presently not an operating subsidiary.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of significant estimates including the selection of the useful lives for property and equipment and the oil and gas reserve quantities which are the basis for the calculations of depreciation, depletion, and impairment of property and equipment. The Company’s reserve quantities are determined by an independent petroleum engineering firm. However, management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.  Accordingly, the Company’s estimates are expected to change as future information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010, cash and cash equivalents include cash on hand and cash in the bank.

Oil and Gas Properties

The Companies use the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, including development dry holes, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Companies’ oil and gas properties was $59,708 and $0, for the three and six months ended June 30, 2010 and 2009, respectively.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the cost of the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the three and six months ended June 30, 2010, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Companies evaluate impairment of their property and equipment in accordance with ASC Topic 3605, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the three and six months ended June 30, 2010 there was no impairment of the Companies long lived assets.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs, are charged to expense when incurred.

Support Equipment and Facilities: Support equipment and facilities include furniture, fixtures, automobiles, office equipment, leasehold improvements, and computer software and are stated at cost. Depreciation and amortization of support equipment and facilities is calculated using various accelerated or straight-line methods over the expected useful lives.  Depreciation and amortization expense for support equipment and facilities totaled $3,900 and $0 for the three and six months ended June 30, 2010 and 2009, respectively.

The cost of normal maintenance and repairs is charged to operating expenses as incurred.  Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.  The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortizations are removed from the accounts and any gains or losses are reflected in current operations.

Revenue Recognition

The Companies have royalty and working interests in various oil and gas properties which constitute the primary source of revenue.  The Companies recognize oil and gas revenue from their interests in producing wells as oil and gas is sold from those wells.  Other sources of revenues received by the Companies include delay rentals and mineral lease bonuses which are recognized as revenue according to the terms of the lease agreements.

Accounts Receivable

Substantially, all of the Company’s accounts receivable primarily consists of accrued revenues from oil and gas production for three months ended June 30, 2010. The Company's accounts receivable are primarily a result of oil and gas sales to third party companies in the oil and gas industry.  This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accounts payable aapproximate fair value.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has losses from operations for the three and six month periods ended June 30, 2010.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

CNSV records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. CNSV accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at CNSV’s credit-adjusted risk-free interest rate. No market risk premium has been included in CNSV’s calculation of the ARO balance. CNSV recorded $16,388 and $0 of asset retirement obligations for the six months ended June 30, 2010 and 2009, respectively based on 66 wells on the properties.

The following is a description of the changes to the Company’s asset retirement obligations for the six months ended June 30, 2010 and year ended December 31, 2009.

	2010	2009
Asset retirement obligation at beginning of the year	$-	$-
Additions	16,041	-
Accretion expense	347	-
Asset retirement obligation at end of year	$16,388	$-

NOTE 4 - EQUITY

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, at $0.001 par value, of which 39,873,346 common shares were issued and outstanding as of June 30, 2010.

Options

As of June 30, 2010, no options to purchase common stock of the Company were issued and outstanding.

Warrants

As of June 30, 2010, no warrants to purchase common stock of the Company were issued and outstanding.

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred.

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties. The shares had a quoted market price of $1.03 per share on April 1, 2010, or an aggregate quoted market value of approximately $23 million. However, after receiving the third party reserve valuation and the equipment appraisal, the Company determined that the more relevant fair value to use for the purchase price based on a third party reserve valuation and a third party equipment appraisal totaled $7,421,910. The Company followed FASB codification section 505-50, "Equity -Based Payments to Non-Employees" which states that share based payment transactions with nonemployees shall be measured at fair value of the consideration received of the fair value of the equity instruments issued, whichever is more reliably measurable. Since the Company's stock was thinly traded prior to the consumation of the aquisition and the Company obtained third party valuations of the assets acquired, the Company determined that the fair value of the consideration received (assets acquired) were more reliably measurable and used that fair value as the purchase price of the assets and the fair value of the equity instruments issued.

During the quarter ended June 30, 2010, the Company issued 1,680,000 of common shares for services with an aggregate fair value of approximately $1.4 million based on the quoted market price which was expensed as compensation.

During the quarter ended June 30, 2010,  the Company issued 149,254 common shares for $100,000 in cash in a private placement.

NOTE 5 - RELATED PARTY TRANSACTIONS

A former officer and director of the Company entered into two (2) notes payable, one on March 15, 2010 in the amount of $10,000 and again on March 24, 2010, in the amount of $12,000.  The notes accrued interest at 6% interest and were payable upon demand.  On April 8, 2010, the Company repaid these notes payables in the amount of $22,000 and $40 of accrued interest.

At January 1, 2010, an affiliated company had advanced the Company $15,322 for working capital. The March 31, 2010 balance of $14,322 (repayment of $1,000 was made by the Company in February 2010) was non-interest bearing, unsecured and due on demand. On April 8, 2010, the Company repaid the outstanding balance.

Effective April 2, 2010, the Company announced the appointment of Stephen M. Thompson, Chairman of Board of Directors and Pamela J. Thompson (no relation to Stephen M. Thompson), and Gary Kucher as members of the Board of Directors.  On April 7, 2010, Stephen M. Thompson was elected Chief Executive Officer, Pamela Thompson was elected Chief Financial Officer, Secretary and Treasurer and Gary Kucher, was elected President as the new management team.  On April 15, 2010, The Company’s Board of Directors approved employment agreements for Gary Kucher and Pamela Thompson and authorized the issuance of 570,000 shares of common stock to Gary Kucher and 190,000 shares of common stock to Pamela Thompson. The shares of common stock were valued at $1.03 per share, the quoted market price on the acquisition date, or an aggregate of $767,600.

NOTE 6 - DISCONTINUED OPERATIONS

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

Accordingly, the Company has reclassified the assets, liabilities and operations related to coal mining as discontinued operations.  Consequently, the accompanying consolidated financial statements reflect Colt Resources, Inc. as discontinued operations in accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long Lived Assets, and the results of operations and cash flows of Colt Resources, Inc. business have been reclassified as discontinued. Details of those classifications are shown below.

	June 30, 2010	December 31, 2009
Net assets of discontinued operations:
Cash	$-	$26,966
Prepaid expenses	-	43,313
Property and equipment, net	-	6,161,191
Net Assets of Discontinued Operations	$-	$6,231,470

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$802,881
Notes payable - related parties	-	1,209,123
Notes payable	-	952,581
Net Liabilities of Discontinued Operations	$-	$2,964,585

	Six Months Ended June 30,
	2010	2009
Discontinued operations:
Revenues	$-	$4,266
Operating expenses	-	(234,230)
Interest expense	-	(37,992)
Loss from Discontinued Operations	$-	$(267,956)

	Six Months Ended June 30,
	2010	2009
Discontinued operations:
Revenues	$-	$-
Operating expenses	-	(165,237)
Interest expense	-	(18,364)
Loss from Discontinued Operations	$-	$(183,601)

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

Management considered these contracts to be executory contracts because the payments were contingent upon production from the wells, with the only amounts being recognized in the financial statements as those amounts that would be paid for guaranteed share price remittances or stock repurchases.  Due to the fact that the number of shares to be repurchased was not reasonably estimatable under the contracts, management did not record interest or a liability at December 31, 2009.  Management assessed the terms of the above guarantee share price and re-purchase agreements and determined that there was no derivative liability associated therewith.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In May 2010, the Company entered into a consulting agreement for investment banking services with an unrelated third party for an initial term of six months and is automatically extended one year from the closing date of a transaction if the transaction is entered into during the initial six month term. The Company will reimburse the consultant for all reasonable out of pocket expenses. The consulting agreement includes the following commitments:

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

NOTE 8 – ACQUISITIONS

On April 1, 2010, the Company entered into 12 substantially identical Asset Purchase Agreements (the “APAs”) with various funds (the “Funds”) and completed the purchase (the “Acquisition”) of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 52 oil wells and 19 gas wells located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the APAs, the Company acquired all right, title and interest to the Funds’ oil and gas wells free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, a change in control of the Company occurred. The change in control resulted from the Company’s issuance of common shares of the Company's stock to the owners of the assets acquired which equaled approximately 60% of the issued and outstanding shares of the Company at the acquisition date.

The purchase price paid for the Acquisition was 22,786,872 restricted shares of the Company’s common stock. The shares had a quoted market price of $1.03 per share on April 1, 2010 or an aggregate quoted market value of approximately $23 million. However, after receiving the third party reserve valuation and the equipment appraisal, the Company determined that the more relevant fair value to use for the purchase price based on a third party reserve valuation and a third party equipment appraisal totaling $7,421,910. The Company followed FASB codification section 505-50, "Equity -Based Payments to Non-Employees" which states that share based payment transactions with nonemployees shall be measured at fair value of the consideration received of the fair value of the equity instruments issued, whichever is more reliably measurable. Since the Company's stock was thinly traded prior to the consumation of the aquisition and the Company obtained third party valuations of the assets acquired, the Company determined that the fair value of the consideration received (assets acquired) were more reliably measurable and used that fair value as the purchase price of the assets and the fair value of the equity instruments issued.

The following table summarizes the consideration paid by Consolidation and the amounts of the assets acquired at the acquisition date:

Purchase Price Allocation	April 1, 2010
Consideration:
Equity instruments (22,786,872 common shares of Consolidation Services, Inc.)	$7,421,910

Recognized amounts of identifiable assets acquired:
Support equipment	656,930
Oil &gas Properties:
Proved developed producing reserves	2,684,990
Proved non-producing reserves	2,220,280
Proved undeveloped reserves	737,730
Probable reserves	1,121,980
Total assets	$7,421,910
Fair value of total assets	$7,421,910

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2009

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

OIL AND GAS REVENUES	66,976	47,500	88,976	62,800

Net Loss	(1,612,801)	(175,693)	(1,665,878)	(323,676)

Net income per share basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.02)

Weighted average of shares outstanding	38,067,087	15,093,970	26,514,849	15,093,970

The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actaully would have been achieved had the acquisition been consumated as of that time, nor is it intended to be a projection of future results.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

On July 13, 2010 the Company approved the modification to Gary Kucher, our President’s employment agreement whereas effective July 1, 2010 through September 1, 2010 his monthly salary will increase to $10,000 per month and from and after September 1, 2010 his monthly rate will increase to $25,000 per month subject to annual increase consistent with the Company's policy applicable to other senior executive and officers and approval by the Board of Directors.  Further modified were his bonus criteria which will require Mr. Kucher to be paid 25% of his annual base salary if the Company reaches certain milestones.  In addition, pursuant to the amendment, Mr. Kucher shall have earned and received beneficial ownership of 570,000 shares of Common Stock under his employment contract.  On September 1, 2010, Mr. Kucher shall receive equal to 3% of the then outstanding shares on a fully diluted basis and again on December 1, 2010.  Mr. Kucher shall also receive five-year warrants to purchase 1% of the issued and outstanding shares on each of the anniversary dates of the employment agreement exercisable at a price equal to the six-month average share trading price.  In the event Mr. Kucher’s employment is terminated without cause he shall received 12 months severance pay.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Our Company was formed on January 26, 2007 in Delaware, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products).  As discussed in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010, in view of the current economic climate and our obligation to maximize value for our stockholders, our primary business focus is oil and gas producing properties.

SPIN – OFF

On January 1, 2010, our Board of Directors concluded that it was in the best interest of our stockholders to divide our assets and liabilities into two separate legal entities. Our Board of Directors believed that this action served an important business purpose in that, given the substantial differences in the business focuses represented by such assets and liabilities, it would facilitate the ability of the separate entities to more readily manage their respective businesses, obtain access to capital and bank lending, facilitate staffing and employment, as well as certain other business decisions,  given the substantial differences in the business focuses represented by such assets and liabilities

In order to accomplish this spin-off, the Board of Directors and a majority of the voting interest of our stockholders approved the action as of January 31, 2010 (the “Record Date”). Consequently, our stockholders received the same number of shares in Colt (the “Colt Shares”) as they owned in our Company on a pro-rata, one-to-one basis and for no additional consideration.  The Colt Shares are “restricted securities”, exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and will not be publicly traded.  There were 15,257,220 shares of our common stock issued and outstanding on the Record Date.

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

Our common stock trades under the symbol “CNSV.OB” on the OTC: Bulletin Board market.

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  The Company is in the process of acquiring mineral properties or claims located in the State of California. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

Revenues for the three months ended June 30, 2010 increased to $66,976 as compared to $0 for the three months ended June 30, 2009. Revenues for the six months ended June 30, 2010 increased to $66,976 as compared to $0 for the six months ended June 30, 2009. The Company’s primary source of revenues is from our oil and gas production.

Costs and operating expenses for the three months ended June 30, 2010 increased to $1,721,031 as compared to $18,753 for the three months ended June 30, 2009.  Costs and operating expenses for the six months ended June 30, 2010 increased to $1,679,740 as compared to $76,898 for the six months ended June 30, 2009.  Our primary costs and expenses relate to the operation of our oil and gas properties and general and administrative expenses.  Additionally, the general and administrative expenses for the three and six months ended June 30, 2010 included approximately $1,486,681 related to the issuance of common stock for services and are non-recurring expenses.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2010 was $111,035 as compared to $54,072 for the six months ended June 30, 2009.  The increase was primarily attributable to the increased costs associated with the operation of our oil and gas properties.

Cash used in investing activities for the six months ended June 30, 2010 was $50,000 as compared to $109,663 for the six months ended June 30, 2009.  The decrease was related to the spinoff of the prior coal and timber operations.

Our cash provided by financing activities for the six months ended June 30, 2010 was $167,000 as compared to $163,735 for the six months ended June 30, 2009.

Our future revenue plan is uncertain and is dependent on our ability to effectively drill oil and gas and obtain contract and leasing opportunities on oil and gas properties. There are no assurances of the ability of our company to drill economically producible wells. The cost of drilling oil and gas is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred net losses of $1,654,095 and $344,854 for the six months ended June 30, 2010 and 2009, respectively.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the twelve month term.  We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has losses from operations for the three and six month periods ended June 30, 2010.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is pursuing necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

Our exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2010.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation except noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.  RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our three months ended March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties. The shares had a quoted market price of $1.03 per share on April 1, 2010, or an aggregate quoted market value of $23,470,478. The Company initially reported an aggregate purchase price of $15,555,208, or $0.67 per share on the basis of a 29.5% discount for restricted securities from the average trading price of $0.95 per share for 185,268 shares traded on the OTC Bulletin Board market in March 2010 in its Form 8-K filed on April 7, 2010. However, after receiving the third party reserve valuation and the equipment appraisal, the Company determined that the more relevant fair value to use for the purchase price based on a third party reserve valuation and a third party equipment appraisal totaling $7,421,910.

During the quarter ended June 30, 2010, the Company issued 1,680,000 of common shares for services with an aggregate fair value of approximately $1.4 million based on the quoted market price which was expensed as compensation.

During the quarter ended June 30, 2010,  the Company issued 149,254 common shares for $100,000 in cash in a private placement.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: August 16, 2010	Consolidation Services, Inc. By: /s/ Steve Thompson
Steve Thompson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 16, 2010	Consolidation Services, Inc. By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Financial Officer)