Form 10-Q
period 2010-09-30
Consolidation Services, Inc.
filed 2010-11-15
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-142105

CONSOLIDATION SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-8317863
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

2300 West Sahara Drive, Las Vegas, NV  89102
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common stock, $0.001 par value	41,994,053

CONSOLIDATION SERVICES, INC.
INDEX TO FORM 10-Q FILING

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS:	September 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$12,395	$-
Accounts receivable	28,844	-
Total current assets	41,239	-

PROPERTY AND EQUIPMENT
Oil and gas properties, including $1,990,806 of unproved property costs
using the successful efforts method of accounting.	7,558,612	868,826
Suppport equipment and facilities	699,130	-
NET ASSETS OF DISCONTINUED OPERATIONS	-	6,231,470
TOTAL ASSETS	$8,298,981	$7,100,296

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$104,598	$-
Net liabilities of discontinued operations	-	2,964,585
Total current liabilities	104,598	2,964,585

Asset Retirement Obligations	15,746	-
TOTAL LIABILITIES	120,344	2,964,585

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 220,000,000 shares authorized;
41,994,053 and 15,257,220 issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	41,994	15,257
Additional paid-in capital	11,643,905	5,842,136
Noncontrolling interest	-	501,275
Common stock subscription receivable	-	(871,000)
Accumulated deficit	(3,507,262)	(1,351,957)
Total stockholders' equity	8,178,637	4,135,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,298,981	$7,100,296

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

OIL AND GAS REVENUES	$70,861	$-	$137,836	$-

COSTS AND OPERATING EXPENSES:
Lease operating expenses	12,911	-	27,521	-
Depreciation, depletion, and amortization	34,785	-	98,740	-
General and administrative	524,375	19,503	2,166,840	59,324
Total operating expenses	572,071	19,503	2,293,101	59,324
OPERATING LOSS	(501,211)	(19,503)	(2,155,265)	(59,324)

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	40	-
Total other (income) expense	-	-	40	-

LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(501,211)	(19,503)	(2,155,305)	(59,324)

LOSS FROM CONTINUING OPERATIONS	(501,211)	(19,503)	(2,155,305)	(59,324)

LOSS FROM DISCONTINUED OPERATIONS	-	(125,882)	-	(430,915)

NET LOSS	$(501,211)	$(145,385)	$(2,155,305)	$(490,239)

BASIC AND DILUTED LOSS PER SHARE:

Continuing operations	$(0.01)	$(0.00)	$(0.07)	$(0.00)

Discontinued operations	$-	$(0.01)	$-	$(0.03)

Net loss per share	$(0.01)	$(0.01)	$(0.07)	$(0.03)

Weighted average of common shares outstanding, basic and diluted	41,444,755	15,092,538	32,248,463	15,092,538

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Net loss	$(2,155,305)	$(490,239)
Adjustments to reconcile net loss to net cash
used in operating activities:
Discontinued operations	-	430,915

Depreciation, depletion, and amortization	98,740
Common stock issued for services	1,866,631	-
Changes in operating assets and liabilities:
Accounts receivable	(28,844)	-
Accounts payable	76,673	(31,073)
Net cash used in operating activities	(142,105)	(90,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investing activities of discontinued operations	-	(118,611)
Purchase of property and equipment	(50,000)	-
Net cash used in investing activities	(50,000)	(118,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	204,500	9,000
Net financing activities of discontinued operations	-	129,233
Proceeds from note payable	22,000	-
Repayments of note payable	(22,000)	-
Net cash provided by financing activities	204,500	138,233

INCREASE IN CASH	12,395	(70,775)
CASH, BEGINNING OF PERIOD	-	83,099
CASH, END OF PERIOD	$12,395	$12,324

Supplemental disclosure operating activities

Interest paid	$40	$106,783
Income taxes paid	$-	$-

Supplemental disclosure for non cash investing and financing activities

Decrease in asset retirement obligations	$15,746	$-
Common stock issued for purchase of oil and gas properties and equipment	$7,421,910	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas in Kentucky and Tennessee.  Until January 1, 2010, the Company sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 6 – Discontinued Operations”).  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010 to begin its oil and gas operations.  On April 1, 2010, the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties (See “Note 8 - Acquisitions”).

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Principle of Consolidation

As of January 1, 2010, the Company spun off all its coal mining operations to Colt Resources, Inc. (“Colt”) a Nevada corporation formed as a wholly-owned subsidiary which included the Company’s subsidiaries which were: (i) a 50% ownership interest in Buckhorn Resources, LLC; and (ii) a 50% ownership interest in LeeCo Development, LLC.  After the spin-off of Colt on January 1, 2010, the Company’s subsidiaries included a 100% ownership interest in Vector Energy Services, Inc.

On June 2, 2010, CSI Energy, Inc. was incorporated in the state of Nevada as a wholly owned subsidiary of the Company for the purpose of acquiring the assets of Grayson Services, Inc. CSI Energy, Inc. is presently not an operating subsidiary (See Note 9 - Subsequent Events).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately $30,000 and $0 for the three months ended September 30, 2010 and 2009, respectively as compared to approximately $90,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the nine months ended September 30, 2010, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 3605, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the nine months ended September 30, 2010 there was no impairment of the Company’s long lived assets.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs, are charged to expense when incurred.

Support Equipment and Facilities: Support equipment and facilities including, furniture, fixtures, automobiles, office equipment, leasehold improvements, and computer software are stated at cost. Depreciation and amortization of support equipment and facilities is calculated using various accelerated or straight-line methods over the respective expected useful lives.  Depreciation and amortization expense for support equipment and facilities totaled approximately $4,000 and $0 for the three months ended September 30, 2010 and 2009, respectively ,as compared to approximately $8,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

The cost of normal maintenance and repairs is charged to operating expenses as incurred.  Material expenditures which increase the life of an asset or increase expected recoveries are capitalized and depleted or depreciated over the estimated remaining useful life of the asset.  The cost of properties sold, or otherwise disposed of, and the related accumulated depletion, depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

Revenue Recognition

The Company has royalty and working interests in various oil and gas properties which constitute its primary source of revenue.  The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells.  Other sources of revenues received by the Company include delay rentals and mineral lease bonuses which are recognized as revenue according to the terms of the lease agreements.

The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property.  A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves.

Accounts Receivable

Substantially, all of the Company’s accounts receivable consist of accrued revenues from oil and gas production for the three and nine months ended September 30, 2010 from third party companies in the oil and gas industry.  This concentration of customers may impact the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks insured by the Federal Depository Insurance Corporation (FDIC). The FDIC insures accounts at each institution up to $250,000.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, and accounts payable approximate fair value.

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

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASB Accounting Standards Codification to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the nine month periods ended September 30, 2010 of $2,155,305.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is planning to raise additional funds through loans and additional sales of its common stock. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company’s credit-adjusted cost of risk-free rate. No market risk premium has been included in the Company’s calculation of the ARO balance.

The following is a description of the changes to the Company’s asset retirement obligations for the nine months ended September 30, 2010.

2010
Asset retirement obligation at beginning of the period	$-
Additions	15,060
Accretion expense	686
Asset retirement obligation at end of period	$15,746

NOTE 4 - EQUITY

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, at $0.001 par value, of which 41,994,053 common shares were issued and outstanding as of September 30, 2010.

Options

As of September 30, 2010, no options to purchase common stock of the Company were issued and outstanding.

Warrants

As of September 30, 2010, no warrants to purchase common stock of the Company were issued and outstanding.

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

During the nine months ended September 30, 2010, the Company issued 858,850 common shares for $204,500 in net proceeds in private placements. The price received in the private placements ranged from $0.04 per share to $0.67 per share.

During the nine months ended September 30, 2010, the Company issued 3,091,111 common shares with an aggregate fair value of approximately $1,866,631 in exchange for services. The Company assessed the quoted market price of the stock at the grant date and believed that due to the sporadic trading there was not an active market for the Company’s stock and that the quoted market price was not reflective of the fair value of the transactions. The fair value of the common shares issued was based on the weighted average of the price received in private placements of stock issued for cash during the same time frame that the shares were issued for services as the Company determined that this was a more accurate measurement of the fair value of the shares issued. The $1,866,631 of consulting services was expensed as compensation during the nine months ended September 30, 2009.

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties (See “Note 8 - Acquisitions”).

NOTE 5 - RELATED PARTY TRANSACTIONS

A former officer and director of the Company entered into two (2) notes payables, one on March 15, 2010 in the amount of $10,000 and again on March 24, 2010 in the amount of $12,000.  The notes accrued interest at 6% interest and were payable upon demand.  On April 8, 2010, the Company repaid these notes in the amount of $22,000 and $40 of accrued interest.

At January 1, 2010, an affiliated company had advanced the Company $15,322 for working capital. The March 31, 2010 balance of $14,322 (repayment of $1,000 was made by the Company in February 2010) was non-interest bearing, unsecured and due on demand. On April 8, 2010, the Company repaid the outstanding balance.

On July 13, 2010 the Company approved its president’s employment agreement. The employment agreement set his monthly salary from July 1, 2010 through September 1, 2010 at $10,000 per month and after September 1, 2010 at $25,000 per month subject to annual increase consistent with the company policy applicable to other senior executives and officers and approval by the board of directors.  Additionally, the Company’s president will be paid 25% of his annual base salary if the company reaches certain milestones.  The Company’s president will also receive warrants on each anniversary date of his employment agreement with a five-year term, to purchase 1% of the then issued and outstanding shares of the Company’s common shares exercisable at a price equal to the six-month average share trading price.  In the event the Company’s president’s employment is terminated without cause he will receive 12 months of severance pay.

On November 11, 2010 the Company entered into a 3 year employment agreement with Stephen A. Lieberman as Chief Operations Officer and Senior Petroleum Engineer commencing upon the completion of the proposed acquisition of oil and gas interests from Grayson Services, Inc. (the "Grayson Closing"). The Employment agreement set his salary on an annualized basis, to $240,000.00 per annum for the period commencing from the Grayson Closing. The base salary shall be payable by the Company in substantially equal installments on the Companys normal payroll dates. The Company will also grant an additional stock award of 1,000,000 shares of restricted common stock in the Company. Of this award, 100,000 shares shall be fully vested on the Grayson Closing date. The restrictions on the remaining 900,000 shares shall lapse in 300,000 share increments on each of November 1, 2011, November 1, 2012 and November 1, 2013, provided Employee is still employed by the Company on each of those respective dates, or will otherwise be forfeited. The terms and conditions of this restricted stock award are contained in Mr. Lieberman's employment agreement and will be awarded pursuant to the 2010 Consolidation Services, Inc. Long Term Incentive Plan.

NOTE 6 - DISCONTINUED OPERATIONS

The Company’s former Board of Directors believed that it was in the best interest of the Company to divide the assets and liabilities of the Company into two separate legal entities, as doing so would serve an important business purpose in that it will facilitate the ability of the separate entities to more readily manage, obtain access to capital and bank lending, facilitate staffing and employment, as well as certain other business decisions, given the substantial differences in the business focuses represented by such assets and liabilities.

In order to accomplish this spin-off, the former Board of Directors and a majority of the voting interest of the Company’s stockholders approved the action as of January 31, 2010 (the “Record Date”).  Consequently, the Company’s stockholders received the same number of shares in Colt (the “Colt Shares”) as they owned in the Company on a pro-rata, one-to-one basis and for no additional consideration.  The Colt Shares are “restricted securities”, exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and which will not be publicly traded.  There were 15,257,220 Company Shares issued and outstanding on the Record Date.  The Separation and Distribution Agreement (the “Spin-Off Agreement”) by and between the Company and Colt was filed with the Securities and Exchange Commission on February 12, 2010.

Accordingly, the Company reclassified the assets, liabilities and operations related to its former coal mining activities as discontinued operations.  Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations spun off to Colt Resources, Inc. as net assets of discontinued operations, net liabilities of discontinued operations and operations from discontinued operations in accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long Lived Assets. Details of those classifications are shown below.

	September 30, 2010	December 31, 2009
Net assets of discontinued operations:
Cash	$-	$26,966
Prepaid expenses	-	43,313
Property and equipment, net	-	6,161,191
Net Assets of Discontinued Operations	$-	$6,231,470

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$802,881
Notes payable - related parties	-	1,209,123
Notes payable	-	952,581
Net Liabilities of Discontinued Operations	$-	$2,964,585

	Nine months Ended September 30,
	2010	2009
Discontinued operations:
Revenues	$-	$112,440
Operating expenses	-	(436,572)
Interest expense	-	(106,783)
Loss from Discontinued Operations	$-	$(430,915)

	Three Months Ended September 30,
	2010	2009
Discontinued operations:
Revenues	$-	$108,174
Operating expenses	-	(165,265)
Interest expense	-	(68,791)
Loss from Discontinued Operations	$-	$(125,882)

Commitments and contingencies that were transferred to Colt Resources, Inc. (“Colt”) as a result of the spin-off follows:

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

3.           On August 30, 2010, the Company executed a Settlement Agreement by and among Begley Properties, LLC (“Begley”), Buckhorn Resources, LLC (“Buckhorn”), East Kentucky Land Corporation (“EKLC”) and the Company.  Begley, Buckhorn and EKLC are parties to certain litigations involving a claim to quiet title to approximately 500 acres of property in Eastern Kentucky.  As reported by the Company in its annual report on Form 10-K for the year ended December 31, 2009, the legal proceedings are captioned: Begley Properties LLC, Plaintiff v. Buckhorn Resources, LLC and East Kentucky Land Corporation, Defendants, Leslie Circuit Court, Civil Action 05-CI-00275.

Buckhorn was a 50% owned subsidiary of the Company until January 2010, when the Company spun-off its coal mining operations and transferred all of the coal mining assets and liabilities to Colt .   Colt was owned by the shareholders of the Company as of December 31, 2009, after the spin-off the Company retained the oil and gas assets on the properties, subject to a 12.5% royalty due to Colt.

The Company executed in favor of Begley a quitclaim deed of its right, title and interest to mineral rights in certain property subject to a 40% undivided interest in the oil and gas interests in such property.  Begley, in turn, executed a quitclaim deed in favor of the Company of its right, title and interest to a 40% undivided interest in the oil and gas interests in certain property, subject to a lease to CNX Gas Corporation.  The parties each signed mutual releases from the litigation. Management is in the process of evaluating the effect of the settlement agreement but does not believe it will have a material or adverse effect on the consolidated financial position, consolidated results of operations or cash flows of the Company.

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

On August 2, 2010 the Company entered into an agreement with Regency Capital Group (“Regency”) as the Company’s financial advisor and finder in connection with the placement of structured debt with respect to future acquisitions and transactions of significant assets or businesses.  The agreements require the Company to pay the following in connection with the placement of structured debt with respect to future acquisitions and transactions of significant assets or businesses:

•	250,000 of its common shares which have already been issued;
•	out of pocket expenses;
•
a transaction success fee, on the close of a transaction, calculated as 2% of the aggregate amount of senior debt and 5% of the aggregated amount of mezzanine or subordinated debt placed by Regency.  In the event the single lenders provide debt equal to both the senior and subordinated debt in a uni-tranche, the Company will pay a cash transaction fee of 3.5% of the total funding.  At the discretion of the Company, the Company may elect to pay up to 50% of the transaction success fees with the Company’s common stock.

NOTE 8 – ACQUISITIONS

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated funds which comprised a total of 657 individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, 657 sellers received in aggregate 22,786,872 common shares of the Company’s common stock.

The sellers of the working interests and support equipment were not under common control or part of a controlled group prior to the transaction.  The sellers of the assets were partners and shareholders in partnerships and a corporation, respectively, with each partnership and the corporation having a different mix of owners.  Each selling partnership and corporation had separate and distinct agreements and business plans and the integration of the selling individual partnerships and corporation into one entity or as a group would have violated their agreements.  The only common relationship between the sellers is that the working interests and support equipment sold by each of the partnerships and corporation was managed by Leland Kentucky Holdings, Inc. (“Leland”). Leland owned 1% of each of the partnerships and corporation in the sellers group.  There was not a pre-existing relationship between the 657 sellers and the Company prior to the transaction.

The Company acquired a substantial amount of proved developed producing reserves in the transaction, which are considered to meet the definition of a business in accordance with FASB codification Topic 805, "Business Combinations", as such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company since neither Leland, the managing member of Leland, nor any of the 657 sellers obtained a controlling financial interest (ownership either directly or indirectly of more than 50 percent of the outstanding voting shares of the Company) or the power to control the Company through a lesser percentage of ownership, by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management was the result of the appointment by the Company’s pre-transaction directors due to the current board and management’s operational familiarity with the working interests and support equipment purchased.

The purchase price paid for the Acquisition was 22,786,872 restricted shares of the Company’s common stock. The shares had a quoted market price of $1.03 per share on April 1, 2010 or an aggregate quoted market value of approximately $23 million. The quoted market value of the Company’s common stock was based on a sporadically traded stock with little or no volume (inactive market) which the Company believes reflected an artificially inflated quoted market price (See “Note 4 - Equity”). The Company assessed the inactive and sporadically traded market for the Company’s common stock and believes that the fair value of the shares issued and the working interests and support equipment purchased were reflected based on the valuations of the reserves and support equipment by an independent reserve engineer and an independent appraiser, respectively.  The fair value of the purchase price based on the third party reserve valuation and the third party equipment appraisal totaled $7,421,910. Accordingly, the common shares issued and the acquisition were recorded based on the valuation of the assets acquired.

The following table summarizes the consideration paid by Consolidation and the amounts of the assets acquired at the acquisition date:

Purchase Price Allocation	April 1, 2010
Consideration:
Equity instruments (22,786,872 common shares of Consolidation Services, Inc.)	$7,421,910
Recognized amounts of identifiable assets acquired:
Support equipment	656,930
Oil &gas Properties:
Proved developed producing reserves	2,684,990
Proved non-producing reserves	2,220,280
Proved undeveloped reserves	737,730
Probable reserves	1,121,980
Total assets	$7,421,910
Fair value of total assets	$7,421,910

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2009:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

OIL AND GAS REVENUES	70,860	41,150	159,836	103,950

Net Loss	(501,211)	(160,152)	(2,167,088)	(483,828)

Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.07)	$(0.03)

Weighted average of shares outstanding	41,444,755	15,092,538	32,248,463	15,092,538

The Proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

On November 11, 2010 the Company entered into a 3 year employment agreement with Stephen A. Lieberman as Chief Operations Officer and Senior Petroleum Engineer commencing upon the completion of the proposed acquisition of oil and gas interests from Grayson Services, Inc. (the "Grayson Closing"). The Employment agreement set his salary on an annualized basis, to $240,000.00 per annum for the period commencing from the Grayson Closing. The base salary shall be payable by the Company in substantially equal installments on the Companys normal payroll dates. The Company will also grant an additional stock award of 1,000,000 shares of restricted common stock in the Company. Of this award, 100,000 shares shall be fully vested on the Grayson Closing date. The restrictions on the remaining 900,000 shares shall lapse in 300,000 share increments on each of November 1, 2011, November 1, 2012 and November 1, 2013, provided Employee is still employed by the Company on each of those respective dates, or will otherwise be forfeited. The terms and conditions of this restricted stock award are contained in Mr. Lieberman's employment agreement and will be awarded pursuant to the 2010 Consolidation Services, Inc. Long Term Incentive Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted, at management’s discretion, the most conservative method for recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Our Company was originally formed on January 26, 2007 in Delaware, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products). As of April 1, 2010, our primary business focus became the exploration, development of oil and natural gas as a result of the acquisition of producing oil and gas properties.

SPIN – OFF

On January 1, 2010, our former Board of Directors concluded that it was in the best interest of our stockholders to divide our assets and liabilities into two separate legal entities. Our modify Board of Directors believed that this action served an important business purpose in that, given the substantial differences in the business focuses represented by such assets and liabilities, it would facilitate the ability of the separate entities to more readily manage their respective businesses, obtain access to capital and bank lending, facilitate staffing and employment, as well as certain other business decisions,  given the substantial differences in the business focuses represented by such assets and liabilities.

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

ASSET PURCHASE AGREEMENT – KENTUCKY AND TENNESSE PROPERTIES

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated funds which comprised a total of 657 individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, 657 sellers received in aggregate of 22,786,872 common shares of the Company’s common stock.  Management believes that the acquisition of the assets of included in the 12 asset purchase agreements provides our Company with increased acres available for future drilling, as well as already drilled operating wells.

PURCHASE AND SALE AGREEMENT – CALIFORNIA PROPERTIES

On October 15, 2010, the Company, through its wholly-owned subsidiary, CSI Energy, Inc entered in to an agreement to acquire certain assets from Grayson Services, Inc. and RMR Energy Resources (collectively, the “Seller”)  The purchase is of six (6)California oil and gas fields and operations for a purchase price of $35 million.  The assets include oil and gas leases, equipment and operations located in Kern and Santa Barbara counties. Current production is 265 barrels of oil per day and 485 mcf per day of natural gas.  The six leases currently have 54 producing wells on over 2,250 acres.  The producing zones include the Antelope Shale, Monterey Chert and Sisquoc Sand. The proposed acquisition is scheduled to close on or before December 31, 2010.  However, the parties agreed that the transaction will be accounted for as if it occurred on December 1, 2010.  The $35 million purchase price is subject to adjustment in accordance with GAAP and Council of Petroleum Accountants Society (COPAS) standards for, among other things, title defects and preferential purchase rights.  An aggregate of 5% of the purchase price will be held in escrow, one-half to satisfy above-described adjustments in purchase price and one-half for up to one year to satisfy indemnification claims of the Company. The proposed acquisition is conditioned upon, among other things, the Company obtaining financing, satisfactory completion of due diligence and other customary closing conditions. There is no assurance that the properties will meet our due diligence requirements. Further, there is no assurance that the company will be able to raise the necessary financing to close on the acquisition. In the event the Company is unable or unwilling to complete the transaction there are no penalties, obligations or commitments to be incurred by the Company.

Our common stock trades under the symbol “CNSV.OB” on the OTC: Bulletin Board market.

Results of Operations

We use successful efforts method of account of oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended September 30, 2010 were $70,861 as compared to $0 for 2009.  Revenues for the nine months ended September 30, 2010 was $137,836 as compared to $0 for 2009.  Our revenues are from the sale of our oil and gas production.  During the three months ended September 30, 2010 we produced approximately 1,020 barrel and received an average price per barrel of $69.48.    During the nine months ended September 30, 2010 we produced approximately 2,069 barrel and received an average price per barrel of $66.63.

Our operating expenses for production activities for the three months ended September 30, 2010 were $47,696 (comprised of $12,911 of lease operating expenses and $34,785 of depreciation, depletion and amortization) as compared to $0 for 2009.  Operating expenses for production activities for the nine months ended September 30, 2010 were $126,261 (comprised of $27,521 of lease operating expenses and $98,740 of depreciation, depletion and amortization) as compared to $0 for 2009.  Our primary operation is the drilling and production of our oil and gas properties.  During the nine months ended September 30, 2010 our lease operating expense was $27,521 as compared to $0 for 2009.  The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance.

Our general and administrative expenses for the three months ended September 30, 2010 were $524,375 as compared to $19,503 for 2009.  General and administrative expenses for the nine months ended September 30, 2010 were $2,166,840 as compared to $59,324 for 2009.   The increase in general and administrative expenses was due to the additions to our management team and the hiring of consultants in anticipation of future acquisitions.  We pay our employees and consultants largely in common shares as our cash availability is currently limited. We issued 3,091,111 of common shares for services with an aggregate fair value of approximately $1,866,831 that was included in general and administrative expenses for the nine month period ended September 30, 2010.

We recorded losses from discontinued operations for the three months ended September 30, 2009 of $125,882 and nine months ended September 30, 2009 of $430,915. The Company is currently engaged in the exploration and development of oil and gas in Kentucky and Tennessee.  Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 6 – Discontinued Operations” to the accompanying Unaudited Consolidated Financial Statements).   The Company’s coal mining operations and its timber harvesting operations were its primary operations and only sources of revenues for the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended September 30, 2010 was $142,105 as compared to $90,397 for the nine months ended September 30, 2009.   The decrease in operating cash flow was primarily attributable to higher general administrative expenses for employees and services.

Cash used in investing activities for the nine months ended September 30, 2010 was $50,000 as compared to $118,611 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the Company invested $50,000 in additional support equipment to be used in its oil and gas operations.  For the nine months ended September 30, 2009, the Company invested $118,611 in assets to be used in its prior coal and timber operations.

Our cash provided by financing activities for the nine months ended September 30, 2010 was $204,500 as compared to $138,233 for the nine months ended September 30, 2009.  The increase in financing activities was solely from the proceeds from the issuance of common stock.

Our future development plan is uncertain and is dependent on our ability to effectively drill oil and gas and obtain contract and leasing opportunities on oil and gas properties. There are no assurances of the ability of our company to drill economically producible wells. The process/practice of drilling oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $2,155,305 and $490,239 for the nine months ended September 30, 2010 and 2009, respectively.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the next twelve months.  We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has losses from operations for the three and nine month periods ended September 30, 2010.   Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2010.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation except as noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On August 30, 2010, the Company executed a Settlement Agreement by and among Begley Properties, LLC (“Begley”), Buckhorn Resources, LLC (“Buckhorn”), East Kentucky Land Corporation (“EKLC”) and the Company.  Begley, Buckhorn and EKLC are parties to certain litigations involving a claim to quiet title to approximately 500 acres of property in Eastern Kentucky.  As reported by the Company in its annual report on Form 10-K for the year ended December 31, 2009, the legal proceedings are captioned: Begley Properties LLC, Plaintiff v. Buckhorn Resources, LLC and East Kentucky Land Corporation, Defendants, Leslie Circuit Court, Civil Action 05-CI-00275.

Buckhorn was a 50% owned subsidiary of the Company until January 1, 2010, when the Company spun-off its coal mining operations and transferred all of the coal mining assets and liabilities to Colt Resources Inc. (“Colt”) now owned by the shareholders of the Company as of December 31, 2009, while the Company retained the oil and gas assets on the properties, subject to a 12.5% royalty due to Colt.

The Company executed in favor of Begley, a quitclaim deed of its right, title and interest to mineral rights in certain property subject to a 40% undivided interest in the oil and gas interests in such property.  Begley, in turn, executed a quitclaim deed in favor of the Company of its right, title and interest to a 40% undivided interest in the oil and gas interests in certain property, subject to a lease to CNX Gas Corporation.  The parties each signed mutual releases from the litigation. During the nine months ended September 30, 2010 there was no impairment of the Company’s long lived assets. The Company’s management is in the process of evaluating the effect of the settlement agreement but does not believe it will have a material or adverse effect on the consolidated financial position, consolidated results of operations or cash flows of the Company.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our six months ended June 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties.

During the nine months ended September 30, 2010, the Company issued 3,091,111 of common shares for services.

During the nine months ended September 30, 2010, the Company issued 858,850 common shares for cash in a private placement.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: November 15, 2010	Consolidation Services, Inc. By: /s/ Stephen M. Thompson
Stephen M. Thompson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 15, 2010	Consolidation Services, Inc. By: /s/ Pamela J. Thompson
Pamela J. Thompson
Chief Financial Officer (Principal Financial Officer)