Form 10-K
period 2010-12-31
Consolidation Services, Inc.
filed 2011-04-15
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ] The registrant has not yet transitioned into this rule.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes [   ]   No [X]

Aggregate market value of the voting stock held by non-affiliates: $932,726 as based on last reported sales price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  The voting stock held by non-affiliates on that date consisted of 37,309,053 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 10, 2011, there were 42,943,669 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

i

Consolidation Services, Inc.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

ii

PART I

ITEM 1 – BUSINESS

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

General

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. Since formation, the Company has been engaged in the acquisition, development and exploitation of domestic natural resources. Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 8 – Discontinued Operations” of the accompanying consolidated financial statements included herein at PART II, ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010 seeking to identify exploitation opportunities of its existing oil and gas mineral rights in Tennessee and to identify additional oil and gas and other natural resource acquisition opportunities.  On April 1, 2010, the Company exited the exploration stage as a result of the acquisition of producing oil and gas reserves in Kentucky and Tennessee. The Company’s current operations consist primarily of the exploration, development and production of those oil and gas mineral reserves.

Kentucky and Tennessee Properties

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated funds which comprised a total of 657 individual sellers and completed the purchase of interests in oil and gas reserves located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, 657 sellers received in aggregate of 22,786,872 common shares of the Company’s common stock. Management believes that the acquisition of the assets, included in the 12 asset purchase agreements, provides our Company with increased acres available for future drilling, as well as producing wells.

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

Effective as of January 1, 2010, for tax and accounting purposes, the Company transferred and assigned to Colt all of the assets (“Colt Assets”) relating to the coal mining business of the Company as well as all other assets owned by the Company, except for oil and gas mineral rights minus 12.5% overriding royalty payments to Colt in the oil and gas assets retained by the Company.  Colt assumed the liabilities of CNSV (“Colt Liabilities”) which are generally all liabilities of the Company as of December 31, 2009, except for the obligation to file regulatory filings and taxes; the Company’s coal mining business and any liabilities arising out of the operations of Colt’s business after January 1, 2010; and any and all liabilities of the Company under which it is an obligor by reason of any guarantee or contractual commitment.  The consideration for the Spin-off was all of the shares of Colt common stock to be distributed to the Company’s stockholders of record as of January 31, 2010.  Together with an Information Statement, Colt has issued certificates representing 100% of the shares of Colt common stock to each shareholder of the Company’s Common Stock on the Record Date on a pro-rata basis, of one (1) share of Colt common stock for each one (1) share of the Company’s Common Stock so held by such record holder.  The certificates for the Colt common stock was to be delivered directly to each record holder by mail at their respective addresses as listed in the Company’s transfer agent’s books and records.

The Company and Colt both acknowledged that Colt is and shall continue to be a non-reporting privately held company and that there will not be a public market in the Colt common stock, nor is one expected to develop, and that the Colt common stock that CNSV shareholders of record received was “restricted securities.”  Both parties agreed that: (1) the Colt common stock would have the appropriate restrictive legends which described the transfer restrictions related thereto; and (ii) Colt’s stock transfer books would include “stop transfer” instructions that indicate such transfer limits.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Marketing and Business Strategy

The Company has three main priorities regarding the growth of its current operations and assets: (1) the development and further exploitation of our most recently acquired oil and gas reserves in Kentucky and Tennessee; (2) evaluation of our legacy (pre-2010) oil and gas mineral rights in Tennessee to determine potential for exploitation and development; (3) the ongoing pursuit to identify acquisition and development opportunities in the oil and gas industry and the natural resource sector.

Research and Development

We have not allocated funds for conducting research and development activities. We do not anticipate allocating funds for research and development in the immediate future.

Oil and Gas Overview

We may pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk. Our prospects are generally brought to us by other oil and gas companies or individuals. We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return. In additional to reserve reports and other 3rd party evaluations, we strive to use modern technology such as 3-D seismic, where applicable, to help us identify potential oil and gas reservoirs and to mitigate our risk. We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential. We attempt to seek out oil and gas industry partners to maintain a balanced working interest in our projects.

Competitive Business Conditions

The oil and gas exploration and production industry is highly competitive.  In the Kentucky and Tennessee area, we will compete with several large and well-known public and private companies, which have substantially greater financial and operational resources than we are expected to have.  Competition for equipment, personnel and services is expected to be intense.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological and other expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse effect on our ability to achieve the financing necessary for us to conduct further exploration of properties we may acquire or in which we currently have an interest.

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse effect on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.  Additionally, there is competition for other resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drilling rigs.

Our success depends on the successful acquisition, exploration and development of commercial grade mineral rights, oil and gas leases or natural resource properties as well as the prevailing prices for oil and natural gas to generate future revenues and positive operating cash flows. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We believe there are significant opportunities available to us in the oil and gas exploration and production industry.

Marketing/Distribution

The Company has entered into contracts with various oil and gas operators for the purpose of extracting oil and gas reserves and to market and distribute such extractions for resale.  The Company has several relationships with operators such as Barrett Oil Purchasing, Inc. and Coomer Oil LLC.  These operators purchase and resell our extracted oil and gas.

Government Regulation

The exploration and development of oil and gas properties are subject to various types of federal, state and local laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and specific requirements for the operation of wells.

The oil and gas operators with whom the Company contracts with or intends to contract with are obligated to conduct drilling operations in compliance with all applicable Federal, state and local laws and regulations. Such regulation includes requiring local permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells. Our operations are or will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from the wells and to limit the number of wells or the locations at which we may be able to drill.

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

We are subject to numerous environmental laws and regulations.  We strive to comply with all applicable environmental, health and safety laws and regulations are currently taking the steps indicated above.  We believe that our operations are in compliance with all applicable laws and regulations on environmental matters.  These laws and regulations, on federal, state and local levels, are evolving and frequently modified and we cannot predict accurately the effect, if any, they will have on its business in the future.  In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse effect on our operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse effect on our operating costs.

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

The Company (or its subsidiaries) will be subject to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws that impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment.  These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.  As the owner of the land upon which drilling and other energy-related operations are anticipated to take place, the Company (or its subsidiaries) may be held strictly liable as a responsible party under CERCLA, along with any of its lessees.  Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Company’s oil and gas operations will be subject to the Federal Clean Water Act and corresponding state laws by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Federal Clean Water Act and corresponding state laws could cause the Company to incur significant additional costs that adversely affect our future operating results.

The Company’s oil and gas operations will be subject to Resource Conservation and Recovery Act (“RCRA”).  RCRA, which was enacted in 1976, affects U.S. oil and gas and mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. The Company’s (or its subsidiaries) oil and natural gas resources may be considered hazardous waste material under RCRA.

The Company’s (or its subsidiaries) oil and gas properties may be affected by the Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying the Company’s (or its subsidiaries) operations by restricting timber harvesting, road building and other mining or forestry activities in areas containing the affected species. A number of species indigenous to Central Appalachia are protected under the Endangered Species Act.  The Company (or its subsidiaries) does not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to drill for oil and gas on our properties.  Additional species on the Company (or its subsidiaries) properties may receive protected status under the Endangered Species Act and additional currently protected species may be discovered within its properties.

Facilities

    The Company maintains an office at 2300 West Sahara Drive, Suite 800, Las Vegas, NV 89102 and the lease is a monthly rate of $157 per month and we have a one year lease agreement.

Employees

 The Company has three employees the CEO, President, and CFO.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We only have a limited history and we are subject to all risks inherent in a developing business enterprise.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the mineral exploration and extraction businesses and the competitive and regulatory environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are a developing business enterprise.  We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.  Even if we accomplish these objectives, we may not generate positive cash flows or profits.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

The accompanying consolidated financial statements to this report have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the accompanying audited consolidated financial statements, the Company sustained losses from operations for the year ended December 31, 2010 of $13,193,534.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In this regard, the Company is planning to raise additional funds through loans and additional sales of its common stock. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our strategy of developing the existing exploration properties and acquiring additional mineral rights may not produce positive financial results for us.

Our strategy of developing the existing exploration properties and acquiring additional oil and gas mineral rights is subject to a variety of risks, including the:

•	Inability to locate valuable oil and gas minerals at the properties;
•	Failure or unanticipated delays in developing the exploration properties where we have oil and gas mineral rights;
•	Property ownership rights on the property where the oil and gas mineral rights are located;
•	Inability to negotiate favorable oil and gas mineral rights agreements on satisfactory terms and conditions;
•	Increases in the prices of equipment due to increased competition for acquisition opportunities or other factors; and
•	Inability to sell any extracted oil and gas minerals.

If we are not able to successfully address these risks, it would materially harm our business to the point of having to cease operations and impair the value of our common stock to the point investors may lose their entire investment.

If we do not obtain new financings in an amount sufficient to pursue development activities at the Company’s oil and gas properties, and to pursue the acquisition of oil and gas mineral rights and other natural resources, our operations will be reduced.

To date we have relied on recent private placement financings in order to fund exploration and development of the Company’s oil and gas properties.  We will continue to require additional financing to complete our plan of operations for development work on our oil and gas properties and to pursue the acquisition of oil and gas mineral rights and other natural resource opportunities.  While our financing requirements may be reduced if we successfully extract valuable minerals, any impairment in our ability to raise additional funds through financings would reduce the available funds for the development of our oil and gas properties, including additional exploration activities, with the result that our plan of operations may be adversely affected and potential recovery of reserves reduced or delayed.

We face intense competition.

We compete against many other energy and natural resource companies, some of which have considerably greater resources and abilities. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. They also have significantly longer operating histories and more established relationship within the energy and natural resource industry.  They can use their experience and resources against us in a variety of competitive ways.  Although we intend to offer a competitively priced model to acquire assets and/or companies, there can be no assurance that any future price competition by our competitors, if it develops, will not have a material adverse effect on our operations which would prevent us from carrying out our acquisition strategy.

Our business strategy, in part, depends upon our ability to complete and manage acquisitions of assets and/or of other companies.

Our business strategy, in part, is to grow through acquisition of assets and/or other businesses, which depend on our ability to identify, negotiate, complete and integrate suitable acquisitions.  (See Item 1 Business.) Even if we complete an acquisition we may experience:

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

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas production, mineral exploration and development and other natural resource businesses. The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

Current economic recession and political turmoil could materially adversely affect the Company.

The Company’s future operations and performance depend significantly on worldwide economic and political conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our potential energy resources, of which there are no assurances such exist in economically feasible quantities or qualities, and a resulting drop in the prices of such items, actual demand for energy and natural resources could also differ materially from the Company’s expectations.  Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, the financial crisis, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors.  These and geopolitical events such as war and terrorist actions could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition, operating results, and cash flows.

Our business is subject to extensive regulation.

As many of our activities are subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil, natural gas and other natural resource extraction operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

The crude oil and natural gas reserves we will report in our SEC filings will be estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	inability to obtain leases on economic terms, where applicable;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

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

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	the level of consumer product demand;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	the price and availability of alternative fuels;
•	political instability or armed conflict in oil producing regions;
•	the price and level of foreign imports;
•	overall domestic and global economic conditions; and,
•	high oil and natural gas prices are competing against alternative fuels with a lower consumption cost.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

If we are unable to hire, retain or motivate qualified personnel, consultants and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success will depend in large part on our ability to retain key consultants and advisors. Our inability to retain their services could negatively effect our business and our ability to execute our business strategy.

If the cost of recovering oil and gas from our reserves is higher than anticipated, then our financial condition and ability to pursue additional exploration will be adversely affected.

The actual costs of recovering oil and gas from our reserves might be greater than anticipated.  In this event, our financial condition will be adversely affected and will have fewer funds with which to pursue our exploration programs.

Exploration activities are inherently hazardous.

Mineral exploration activities involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Operations that we undertake will be subject to all the hazards and risks normally incidental to the exploration for minerals, any of which could result in work stoppages, damage to property and possible environmental damage.  The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business plans.

There may be challenges to the titles to our property.

Titles to mineral rights in the United States involves certain inherent risks due to the impossibility of determining the validity of unpatented claims from real estate records, as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral rights.  Although we believe we have conducted reasonable investigations (in accordance with standard industry practice) of the validity of ownership of and the ability of certain holders of certain claims to transfer to certain rights and other interests therein to us, there can be no assurance that we hold good and marketable title to all of our U.S. mineral rights, leases or properties.  There may be challenges to the title to our properties.  If there are title defects with respect to any of the properties, we might be required to compensate other persons or perhaps reduce or change our interest in the affected property.  Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing development programs.  Any significant successful challenges to our mineral rights would cause us to cease operations and for our investors to lose some or all of their investment.  We have conducted limited reviews of title and obtained representations regarding ownership from holders of mineral rights.  Our practice will be, if possible, to obtain title insurance with respect to our major mineral rights. This insurance however may not be sufficient to cover loss of investment or guarantee of future profits.

Some of our officers and directors have other business ventures.

As disclosed in their biographies contained herein, some of our officers and directors work with other companies in addition to their work for us.

Climate change and related regulatory responses may effect our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future. It is impracticable to predict with any certainty the effects of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. However, it is too soon for us to predict with any certainty the ultimate consequences, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated there under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We are subject to all governmental rules, laws and regulations relating to the oil and gas industry in the U.S., and we fully intend to comply therewith.  However, there is no assurance the governmental agencies having jurisdiction over us, our operations and properties, will not enact laws, rules and/or regulations in the future which may have an adverse effect on us and our operations.

Risks Related to our Securities

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of dilutive common stock or other securities in the future;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•	the increase or decline in the price of oil and natural gas.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares plus the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resale in the open market will decrease the market price of our common stock. The consequence of any such issuances or resale of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options, or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock may decrease the market price of our common stock.

Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction.  Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

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

Certain shares of our common stock are restricted from immediate resale.  The lapse of those restrictions, coupled with the sale of the related shares in the market, or the market’s expectation of such sales, could result in an immediate and substantial decline in the market price of our common stock.

Most of our shares of common stock are restricted from immediate resale in the public market.  The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144.  The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed.  The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares.  Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

Our management has discretion as to how to use any proceeds from the sale of securities.

We reserve the right to use any funds obtained from any sale of our securities in any manner which our management deems to be in the best interests of the company and our shareholders in order to address changed circumstances or opportunities.  As a result of the foregoing, our success will be substantially dependent upon the discretion and judgment of management with respect to application and allocation of the net proceeds from any offering of our securities.  Investors for the common stock offered will be entrusting their funds to our management, upon whose judgment and discretion the investors must depend.

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

Delaware Anti-Takeover Law.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company has an unresolved comment letter dated January 21, 2011 in which there are two outstanding comments to be cleared by the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2 – PROPERTIES

The Company has an office at 2300 West Sahara Drive, Suite 800, Las Vegas, NV 89102.  The one-year lease is for approximately 200 square feet of office space at a monthly rate of $157 per month~~.~~

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 –(REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	High Trade	Low Trade
2010
Fourth Quarter	$0.23	$0.23
Third Quarter	$0.25	$0.25
Second Quarter	$0.50	$0.50
First Quarter	$1.10	$1.10

2009
Fourth Quarter	$1.20	$0.65
Third Quarter	$1.15	$0.75
Second Quarter	$1.15	$1.15
First Quarter	$1.15	$0.61

On April 13, 2011 there were 626 stockholders of record and 42,943,669 shares of our common stock issued and outstanding and the closing price per share was $0.07.

We do not expect to pay any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

All issuances of restricted securities by the Company during the year ended December 31, 2010 were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2010.

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

(1) Consists of our 2007 Employee Stock Incentive Plan.

Issuer Repurchases

The Company does not have any securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ITEM 6 – SELECTED FINANCIAL DATA

The following tabular information has been summarized from financial information included elsewhere and should be read in conjunction with the accompanying consolidated financial statements and notes herein.

Statement of Operations Data:
	December 31,
	2010	2009

Revenues	$194,251	$-
Operating and Other Expenses	(13,387,745)	(633,809)

Net Loss	$(13,193,534)	$(633,809)

Balance Sheet Data:
	December 31,
	2010	2009

Current Assets	$28,128	$-
Total Assets	5,263,980	7,100,296
Current Liabilities	180,916	2,964,585
Non Current Liabilities	21,562	-
Total Liabilities	202,478	2,964,585
Working Capital (Deficit)	(152,788)	(2,964,585)
Total Stockholders' Equity	$5,061,502	$4,135,711

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

CNSV was formed on January 26, 2007 to engage in the acquisition, development and exploitation of natural resource and energy-related assets.  Until January 1, 2010, the Company sought to generate revenues from our coal-mining related operations and through the harvesting of timber. Since April 1, 2010, the Company has been engaged solely in the exploitation of our oil and gas mineral reserves in Kentucky and Tennessee.

Plan of Operations

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

Effective as of January 1, 2010, for tax and accounting purposes, the Company transferred and assigned to Colt all of the assets (“Colt Assets”) relating to the coal mining business of the Company as well as all other assets owned by the Company, except for oil and gas mineral rights minus 12.5% overriding royalty payments to Colt in the oil and gas assets retained by the Company.  The Company is in the process of filing the necessary assignments, mineral deeds, or similar filings with the appropriate Government Entities (as defined) in order to reflect the royalty assignments.  Colt assumed the liabilities of CNSV (“Colt Liabilities”) which are generally all liabilities of the Company as of December 31, 2009, except for the obligation to file regulatory filings and taxes; the Company’s coal mining business and any liabilities arising out of the operations of Colt’s business after January 1, 2010; and any and all liabilities of the Company under which it is an obligor by reason of any guarantee or contractual commitment.  The consideration for the Spin-off was all of the shares of Colt common stock to be distributed to the Company’s stockholders of record as of January 31, 2010.  Together with an Information Statement, Colt has issued certificates representing 100% of the shares of Colt common stock to each shareholder of the Company’s Common Stock on the Record Date on a pro-rata basis, of one (1) share of Colt common stock for each one (1) share of Company’s Common Stock so held by such record holder.  The certificates for the Colt common stock shall be delivered directly to each record holder by mail at their respective addresses as listed in the Company’s transfer agent’s books and records.

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

Since April 1, 2010, the Company has been engaged solely in the exploitation of our oil and gas mineral reserves in Kentucky and Tennessee.  In addition, the Company’s business strategy includes an ongoing search to identify opportunities to acquire and develop additional oil and gas mineral rights and operations and/or other natural resources opportunities, with a goal of increasing current revenue and long-term value.  The Company also owns oil and gas mineral rights on an additional 12,000 acres (approximately) in Eastern Kentucky.

At this stage, our activities have been limited to extracting oil and gas from our producing wells and pursuing our strategy to identify and acquire additional natural resource opportunities, including but not limited to, oil and gas mineral rights, leases and operations. There can be no assurance at this stage that the Company will acquire assets now or in the future, or that we will have access to cash or adequate common stock to acquire other assets and interests.  If we are unable to acquire assets using our common stock, we intend to leverage our existing assets, as well as seek to raise capital though the sale of equity and/or debt securities.  Our ultimate success will depend on our ability to acquire assets and raise additional capital on a timely basis in order to take advantage of opportunities which become available to us.  In any event, there can be no assurance that we will be able to develop rights or resources which may exist on our properties in economically feasible quantities, if at all, or that such potential resources can be extracted.

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated funds which comprised a total of the individual sellers and completed the purchase of interests in oil and gas reserves located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, the sellers received in aggregate of 22,786,872 common shares of the Company’s common stock. Management believes that the acquisition of the assets, included in the 12 asset purchase agreements, provides our Company with increased acres available for future drilling, as well as producing wells.

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

The Company’s consolidated financial statements are based on a number of significant estimates including the oil and gas reserve quantities which are the basis for the calculations of depreciation, depletion, and impairment. The Company’s reserve quantities are determined by an independent petroleum engineering firm. However, management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.  Accordingly, the Company’s estimates are expected to change as future information becomes available.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs (including related support equipment) to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the year ended December 31, 2010 there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Property, Plant, and Equipment”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

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

Revenue Recognition

The Company has royalty and working interests in various oil and gas properties which constitute its primary source of revenue.  The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells.  Other sources of revenues received by the Company include delay rentals and mineral lease bonuses, which are recognized as revenue according to the terms of the lease agreements.

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

Accounts Receivable

Substantially, all of the Company’s accounts receivable consists of accrued revenues from oil and gas production for the year ended December 31, 2010 from third party companies in the oil and gas industry.  This concentration of customers may be a consideration of the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company may analyze the entity’s net worth, cash flows, earnings and credit ratings.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and advance from related party approximate fair value due to their short-term nature.

Asset retirement obligations

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company’s credit-adjusted risk-free rate. No market risk premium has been included in the Company’s calculation of the ARO balance.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Year Ended December 31, ,
	2010	2009
Production
Oil (Bbls)	2,819	-
Gas (Mcf)	-	-
Barrels of Oil Equivalent (Boe)	2,819	-

Average Prices
Oil ($/Bbl)	$68.90	$-
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per Boe	$30.65	$-

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently, we are producing oil from our Kentucky properties.

Our revenues for the year ended December 31, 2010 were $194,251 as compared to $0 for2009.  Our revenues are from the sale of our oil and gas production.  During the year ended December 31, 2010, we produced approximately 2,819 barrels and received an average price per barrel of $68.90.

Our operating expenses for production activities for the year ended December 31, 2010 were $146,119 (comprised of $86,413 of lease operating expenses and $59,706 of depreciation, depletion, amortization and accretion) as compared to $0for 2009.  Our primary operation is the drilling and production of our oil and gas properties.  The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance.

Our general and administrative expenses for the year ended December 31, 2010 were $2,329,591 as compared to $121,114 for 2009.   The increase in general and administrative expenses was due to the additions to our management team and the hiring of consultants in connection with a planned acquisition which was terminated, as well as in anticipation of future acquisitions.  We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We impaired the goodwill from the purchase of the 58 properties in the amount of $10,912,035 for the year ended December 31, 2010. No impairment was recognized for the year ended December 31, 2009.

We recorded a loss from discontinued operations for the year ended December 31, 2009 of$476,282. The Company is currently engaged in the exploration and development of oil and gas in Kentucky and Tennessee.  Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 8– Discontinued Operations” to the accompanying consolidated financial statements).   The Company’s coal mining operations and its timber harvesting operations were its primary operations and only sources of revenues for the year ended December 31, 2009.

We incurred net losses of $13,193,534 and $597,396 for the years ended December 31, 2010 and 2009, respectively.

NON-GAAP DISCLOSURE

To supplement the Company's consolidated financial results presented in accordance with U.S. GAAP, the Company uses the following non-GAAP measures: adjusted net loss attributable to the Company's common shareholders. This measure represents net loss as adjusted to exclude share-based compensation expense and impairment of goodwill.

The Company believes that, in conjunction with GAAP financial measures, this non-GAAP measure provides meaningful supplemental information regarding its performance and liquidity and both management and investors benefit from referring to this non-GAAP measures in assessing the Company's performance and when planning and forecasting future periods. The calculation of this non-GAAP measure allows the Company to compare its operating results with those of other companies without giving effect to expenses related to stock-based compensation, which may vary for different companies for reasons unrelated to the overall operating performance of a company's business.

This non-GAAP measure is not a measure of performance under accounting principles generally accepted in the United States (U.S. GAAP). The Company includes them in this press release in order to:

•	improve transparency for investors;
•	assist investors in their assessment of the Company's operating performance;
•	facilitate comparisons to historical performance;
•	ensure that these measures are fully understood in light of how the Company evaluates its operating results; and
•	properly define the metrics used and confirm their calculation.

This non-GAAP measure is not meant to be considered in isolation or as a substitute for items appearing on the Company's financial statements prepared in accordance with U.S. GAAP. Rather, the non-GAAP measures should be used as a supplement to U.S. GAAP results to assist the reader in better understanding the operational performance of the Company. The Company recognizes that the usefulness of these non-GAAP measures has certain limitations, including the fact that the manner in which the Company calculates these non-GAAP measures may differ from that of other companies, which limits their usefulness as comparative measures.

Management compensates for these limitations by using this non-GAAP measure as a comparative tool, together with U.S. GAAP measurements, to assist in the evaluation of its operating performance.

Net Lossattributable to the Company’s common shareholders as adjusted for non-recurring and/or non-cash expenses:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Net Loss attributable to the Company’s common shareholders	$(13,193,534)	$(633,809)
Non-cash expense related to issuance of common stock	1,942,431	57,750
Non-cash impairment of goodwill	10,912,035	-
Net Loss attributable to the Company’s common shareholders, as adjusted	$(339,068)	$(576,059)

Liquidity and Capital Resources

Cash used in operating activities for the year ended December 31, 2010 was $152,264 as compared to $63,364 for the year ended December 31, 2009.  The decrease in operating cash flows was primarily attributable to higher general administrative expenses for employees and services.

Cash used in investing activities for the year ended December 31, 2010 was $50,000 as compared to $140,907 for the year ended December 31, 2009.  For the year ended December 31, 2010, the Company invested $50,000 in additional support equipment to be used in its oil and gas operations.  For the year ended December 31, 2009, the Company invested $140,907 in assets to be used in its prior coal and timber operations, and this report is part of discontinued operations.

Cash provided by financing activities for the year ended December 31, 2010 was $219,500 as compared to $204,271for the year December 31, 2009.  The increase in financing activities was due to the proceeds from the issuance of common stock of $204,500 as compared to 96,750 for the years ended December 31, 2010 and 2009, respectively.  Two (2) shareholders loaned funds totaling $37,000 during the year ended December 31, 2010of which $22,000 was repaid during the year ended December 31, 2010.

Our plan of operations is uncertain and is dependent on our ability to effectively drill oil and gas wells with commercially producible reserves, obtain acquisition and/or leasing opportunities on oil and gas properties and obtain a sufficient amount of capital to fund our plan of operations. There are no assurances of the ability of our company to drill economically producible wells. The process/practice of drilling oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.

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

The accompanying consolidated financial statements to this report have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the accompanying audited consolidated financial statements, the Company sustained losses from operations for the year ended December 31, 2010 of $13,193,534.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In this regard, the Company is planning to raise additional funds through loans and additional sales of its common stock. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Consolidation Services, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Consolidation Services, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidation Services, Inc. as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company sustained losses from operations for the year ended December 31, 2010 of $13,193,534.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
April 14, 2011

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,
	2010	2009

CURRENT ASSETS
Cash	$17,236	$-
Accounts receivable	10,892	-
Total current assets	28,128	-

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 and $868,826, respectively, of unproved property costs using the successful efforts method of accounting.	4,462,552	868,826
Suppport equipment, net	773,300	-
Assets of discontinued operations	-	6,231,470
TOTAL ASSETS	5,263,980	7,100,296

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	165,916	-
Advance from related party	15,000	-
Liabilities of discontinued operations	-	2,964,585
Total current liabilities	180,916	2,964,585

Asset retirement obligations	21,562	-

TOTAL LIABILITIES	202,478	2,964,585

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 220,000,000 shares authorized;
42,309,053 and 15,257,220 issued and outstanding as of
December 31, 2010 and 2009, respectively	42,309	15,257
Additional paid-in capital	19,564,684	5,842,136
Noncontrolling interest	-	501,275
Common stock subscription	-	(871,000)
Accumulated deficit	(14,545,491)	(1,351,957)
Total stockholders' equity	5,061,502	4,135,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,263,980	$7,100,296

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

OIL AND GAS REVENUES	$194,251	$-

COSTS AND OPERATING EXPENSES:
Lease operating expenses	86,413	-
Depreciation, depletion, amortization and accretion	59,706	-
Impairment of assets	10,912,035	-
General and administrative	2,329,591	121,114
Total costs and operating expenses	13,387,745	121,114
OPERATING LOSS	(13,193,494)	(121,114)

OTHER EXPENSES
Interest expense	40	-

Total other expense	40	-

LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(13,193,534)	(121,114)

LOSS FROM CONTINUING OPERATIONS	(13,193,534)	(121,114)

LOSS FROM DISCONTINUED OPERATIONS	-	(476,282)

NET LOSS	$(13,193,534)	$(597,396)

Net loss attributable to noncontrolling interest	-	36,413

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,193,534)	$(633,809)

BASIC AND DILUTED LOSS PER SHARE,
ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Continuing operations	$(0.39)	$(0.01)

Discontinued operations	$-	$(0.03)

Net loss	$(0.39)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	34,124,245	15,124,380

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional	Common Stock
	Common Stock		Paid-in	Subscribed	Non-Controlling	Accumulated
	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

DECEMBER 31, 2008	15,093,970	$15,094	$5,708,799	$(880,000)	$512,862	$(718,148)	$4,638,607

Common shares repurchased at $1.92 per share	(6,250)	(6)	(11,994)	-	-	-	(12,000)

Common stock issued for cash	117,000	117	87,633	-	-	-	87,750

Common stock issued for services at $1.10 per share	52,500	52	57,698	-	-	-	57,750

Dividends paid	-	-	-		(48,000)	-	(48,000)

Stock subscription received	-	-	-	9,000	-	-	9,000

Net loss	-	-	-	-	36,413	(633,809)	(597,396)

DECEMBER 31, 2009	15,257,220	15,257	5,842,136	(871,000)	501,275	(1,351,957)	4,135,711

Common stock issued for cash	858,850	859	203,641				204,500

Common stock issued for services	3,406,111	3,406	1,939,025				1,942,431

Common stock issued for asset purchase	22,786,872	22,787	15,244,417				15,267,204

Spin off of mining operations			(3,664,535)	871,000	(501,275)		(3,294,810)

Net loss						(13,193,534)	(13,193,534)

DECEMBER 31, 2010	42,309,053	$42,309	$19,564,684	$-	$-	$(14,545,491)	$5,061,502

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net loss	$(13,193,534)	$(597,396)
Adjustments to reconcile net loss to net cash
used in operating activities:
Discontinued operations	-	476,282

Depreciation, depletion, and amortization	58,314	-
Impairment of assets	10,912,035	-
Common stock issued for services	1,942,431	57,750
Accretion of asset retirement obligations	1,392	-
Changes in operating assets and liabilities:
Accounts receivable	(10,892)	-
Accounts payable	137,990	-
Net cash used in operating activities	(152,264)	(63,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,000)	-
Net investing activities of discontinued operations	-	(140.907)
Net cash used in investing activities	(50,000)	(140,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	204,500	96,750
Common stock retired	-	(12,000)
Proceeds from note payable - related party	22,000	-
Repayments of note payable - related party	(22,000)	-
Advance from related party	15,000	-
Net financing activities of discontinued operations	-	119,521
Net cash provided by financing activities	219,500	204,271

INCREASE IN CASH	17,236	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$17,236	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$11,983
Interest Paid	$40	$-

Supplemental disclosure of non-cash investing and financing activities

Increase in asset retirement obligations	$20,170	$-
Issuance of common stock for purchase of assets	$15,267,204	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee.  Until January 1, 2010, the Company sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 8– Discontinued Operations”).  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010.  On April 1, 2010, the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties (See “Note 10 - Acquisitions”).

Principles of Consolidation

As of January 1, 2010, the Company spun off all its coal mining operations to Colt Resources, Inc. (“Colt”) a Nevada corporation formed as a wholly-owned subsidiary which included the Company’s subsidiaries which were: (i) a 50% ownership interest in Buckhorn Resources, LLC; and (ii) a 50% ownership interest in LeeCo Development, LLC.

After the spin-off of Colt on January 1, 2010, the Company’s subsidiaries included a 100% ownership interest in Vector Energy Services, Inc.  Vector Energy Services, Inc. is presently not an operating subsidiary.

On June 2, 2010, CSI Energy, Inc. was incorporated in the State of Nevada as a wholly owned subsidiary of the Company for the purpose of acquiring oil and gas assets. CSI Energy, Inc. is presently not an operating subsidiary.

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

The Company’s consolidated financial statements are based on a number of significant estimates including the oil and gas reserve quantities which are the basis for the calculations of depreciation, depletion, and impairment. The Company’s reserve quantities are determined by an independent petroleum engineering firm. However, management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.  Accordingly, the Company’s estimates are expected to change as future information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs (including related support equipment) to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately$58,000 and $0 for the years ended December 31, 2010 and 2009, respectively.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the years ended December 31, 2010, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proven leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire, if any, are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Property, Plant, and Equipment”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties. During the year ended December 31, 2010the Company impaired $10,912,035 of goodwill related to the acquisition of producing oil and gas properties (See “Note 10 - Acquisitions”).

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable consist of accrued revenues from oil and gas production for the year ended December 31, 2010 from third party companies in the oil and gas industry.  This concentration of customers may be a consideration of the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company may analyze the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Beginning December 31, 2010, all non interest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC through December 31, 2012. Interest-bearing accounts are insured up to $250,000. At December 31, 2010, the Company had no cash in accounts that bore interest.

The Company has two customers that purchase and distribute substantially all of our oil and gas production.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because due to the Company having a net loss (attributable to its common shareholders) the effects of including any additional common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and advance from related party approximate fair value due to their short-term nature.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material effect on our consolidated financial statements.

No other accounting standards or interpretations issued recently are expected to a have a material consequence on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the year ended December 31, 2010 of $13,193,534.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In this regard, the Company is planning to raise additional funds through loans and additional sales of its common stock. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company’s credit-adjusted risk-free rate. No market risk premium has been included in the Company’s calculation of the ARO balance.

The following is a description of the changes to the Company’s asset retirement obligations for the year ended December 31, 2010.

Asset retirement obligation at beginning of the period	$-
Additions	20,170
Accretion expense	1,392
Asset retirement obligation at end of period	$21,562

NOTE 4 – SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

In December 2008, the Securities and Exchange Commission (“SEC”) announced revisions to its regulations on oil and natural gas reporting. In January 2009, the Financial Accounting Standards Board issued an accounting standards update which was intended to harmonize the accounting literature with the SEC’s new regulations. The revised regulations were applied in estimating and reporting our reserves as of December 31, 2010.

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by American Energy Advisors, Inc., independent petroleum engineers.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control.  The reserve data represents only estimates.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment.  All estimates of proved reserves are determined according to the rules prescribed by the SEC.  These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates.  This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision.  Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate.  Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered.  The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based.  In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted.  Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.    There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2010.  The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

 Capitalized costs relating to oil and gas producing activities

As of December 31, 2010

Unproved oil and gas properties	$1,199,286

Proved oil and gas properties	3,309,880

Accumulated depreciation, depletion, and amortization	(46,614)

Net capitalized costs	$4,462,552

Net capitalized costs related to asset retirement obligations in the amount of $20,170, as of December 31, 2010, was included in net capitalized costs.

As of December 31, 2009

Unproved oil and gas properties	$-

Proved oil and gas properties	868,826

Accumulated depreciation, depletion, and amortization	(-)

Net capitalized costs	$868,826

Net capitalized costs related to asset retirement obligations in the amount of $0, as of December 31, 2009, was included in net capitalized costs.

Costs incurred in oil and gas property acquisition, exploration, and development activities

Year ended December 31, 2010

Acquisition of properties - proved	$3,289,710

Acquisition of properties - unproved	330,460

Exploration costs	-

Development costs	805,170

Total costs incurred	$4,425,340

Year ended December 31, 2009

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2010and 2009 (in thousands).  Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf).  Gas is converted to barrels of oil equivalent (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2010			2009
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:	-	-	-	-	-	-
Beginning of period
Revisions	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Purchases of minerals-in-place	109	1,153	300	-	-	-
Production	(3)	-	(3)	-	-	-
End of period	106	1,153	297	-	-	-

Proved developed reserves:
Beginning of period	-	-	-	-	-	-
End of period	77	122	97	-	-	-

Proved undeveloped reserves:
Beginning of period	-	-	-	-	-	-
End of period	29	1,031	200	-	-	-

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by the Company’s independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of future production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future cash inflows for 2010 were computed by applying average price for the year to the year-end quantities of proved reserves. The 2010 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period.  Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2010 and 2009, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMX WTI		Gas (Mcf) Using NYMEX Henry Hub
2010 (average price)		$79.20		$4.39
2009 (end of year price)	$	N/A	$	N/A

The information provided in the tables set out below does not represent management’s estimate of the Company’s expected future cash flows or of the value of the Company’s proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under ASC No. 932 requires assumptions as to the timing and amount of future development and production costs. The calculations should not be relied upon as an indication of the Company’s future cash flows or of the value of its oil and gas reserves.

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to proved reserves for the years ended December 31, 2010and 2009, respectively:

	2010	2009
	(in thousands)
Future cash inflows	$12,548	$-
Future costs:
Production	(6,794)	-
Development	(1,174)	-
Income taxes	-	-
Future net cash inflows	4,580	-
10% discount factor	(2,949)	-
Standardized measure of discounted net cash flows	$1,631	$-

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of future net cash flows discounted at 10% per annum (stated in thousands):

	2010	2009
Beginning of period	$-	$-
Sales of oil and natural gas produced, net of production costs	(108)	-
Extensions and discoveries	-	-
Net change of prices and production costs	-	-
Change in future development costs	-	-
Previous estimated development costs incurred	-	-
Revisions of previous quantity estimates	-	-
Accretion of discount	-	-
Change in income taxes	-	-
Purchases of reserves in place	1,739	-

End of period	$1,631	$-

NOTE 5– EQUITY

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, at $0.001 par value, of which 42,309,053 common shares were issued and outstanding as of December 31, 2010.

Options

As of December 31, 2010, no options to purchase common stock of the Company were issued and outstanding.

Warrants

As of December 31, 2010, no warrants to purchase common stock of the Company were issued and outstanding.

Convertible Securities

At December 31, 2010, there were no convertible securities issued.

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

During the year ended December 31, 2010, the Company issued 858,850 common shares for $204,500 in net proceeds in private placements. The price received in the private placements ranged from $0.04 per share to $0.67 per share.

During the year ended December 31, 2010, the Company issued 3,406,111 common shares with an aggregate fair value of approximately $1,942,431 in exchange for services. The Company assessed the quoted market price of the stock at the grant date and believed that due to the sporadic trading there was not an active market for the Company’s stock and that the quoted market price was not reflective of the fair value of the transactions. The fair value of the common shares issued was based on the weighted average of the price received in private placements of stock issued for cash during the same time frame that the shares were issued for services as the Company determined that this was a more accurate measurement of the fair value of the shares issued. The $1,942,431 of consulting services was expensed as compensation during the years ended December 31, 2010. The weighted average price used to estimate the fair values of the common stock issued for the year ended December 31, 201 was $0.57 per share.

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties (See “Note 10- Acquisitions”).

NOTE 6- INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$625,537	$203,975
State	-	-
	625,537	203,975
Valuation allowance	(625,537)	(203,975)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31,
	2010	2009

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	0.0%	0.0%
Non-deductible items, net	29.0%	0.0%
Change in valuation allowance	5.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2009	2008

Net operating loss carryforward	625,537	203,975
Valuation allowance	(625,537)	(203,975)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $1,839,814 available to offset future taxable income through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The effect of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

NOTE 7- RELATED PARTY TRANSACTIONS

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

In October 2010, a shareholder advanced $15,000 at no interest rate and is due and payable upon demand of the holder of that advance.

On July 13, 2010, the Company’s Board of Directors approved its president’s amended employment agreement. The employment agreement set his monthly salary from July 1, 2010 through September 1, 2010 at $10,000 per month and after September 1, 2010 at $25,000 per month subject to annual increase consistent with the company policy applicable to other senior executives and officers and approval by the board of directors.  Additionally, the Company’s president will be paid 25% of his annual base salary if the Company reaches certain milestones. In addition to shares earned and previously issued to the Company’s president, the Employment Agreement called for the issuance of additional shares on the occurrence of both September 1, 2010 and also on December 1, 2010, which share had not been yet issued in 2010 or by the date of this filing. The Company intends to issue these shares in 2011. The Company’s president will also receive warrants on each anniversary date of his employment agreement, with a five-year term, to purchase 1% of the then issued and outstanding shares of the Company’s common shares exercisable at a price equal to the trailing six-month (prior to grant date) average share trading price.  In the event the Company’s president’s employment is terminated without cause he will receive 12 months of severance pay. The Company’s president has allowed the Company to defer the amounts, above $10,000 a month, from September 2010 until an unspecified date. (See Note 9 Commitments and Contingencies).

NOTE 8- DISCONTINUED OPERATIONS

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

	December 31, 2010	December 31, 2009
Net assets of discontinued operations:
Cash	$-	$26,966
Prepaid expenses	-	43,313
Property and equipment, net	-	6,161,191
Assets of Discontinued Operations	$-	$6,231,470

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$802,881
Notes payable - related parties	-	1,209,123
Notes payable	-	952,581
Liabilities of Discontinued Operations	$-	$2,964,585

	Years ended December 31,
	2010	2009
Discontinued operations:
Revenues	$-	$238,979
Operating expenses	-	(573,273)
Interest expense	-	(141,988)
Loss from Discontinued Operations	$-	$(476,282)

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

2.           Citing the economic recession during 2009, the lack of liquidity in the Company stock and the inability to meet certain revenue milestones from underlying properties, the Company and the respective parties agreed to modify these agreements to provide for the stockholders’ ability to sell their pro-rata portion of such shares to the Company in private transactions, as opposed to on the open market, at the price per share provided by the guarantee and the Company would repurchase such shares on a monthly basis using twenty-five percent (25%) of revenue received in connection with the underlying properties, with such repurchases being permitted to commence prior to July 1, 2009.  In the event the Company’s publicly traded stock closed above $2.25 per share for fifteen consecutive trading days immediately prior to such month’s scheduled repurchase, the stockholders could elect to sell that month’s quota in the public markets instead of through the repurchase plan.  The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement.

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

3.           Pursuant to the Rights Agreement between the Company and Eastern Kentucky Land Corporation (“EK”) effective September 22, 2008 (the “Rights Agreement”), whereby the Company acquired all right, title and interest in oil, gas and other minerals that may exist on the Buckhorn property, the Company guaranteed the price of $1.925 per share for 415,584 shares in connection with a portion of the purchase price of the Rights Agreement.  Under the lock up terms of the Rights Agreement, EK which received the 415,584 restricted shares is eligible to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or pursuant to registration of the shares.  These shares became eligible to be re-sold under Rule 144 promulgated under the Securities Act on July 1, 2009. If such shares are sold below the guaranteed price per share of $1.925 per share, which is higher than the market price for the Company's public stock a bid and asked price of $1.01 and $1.10 per share, respectively, beginning on October 28, 2009, the Company became liable to pay the difference between the guaranteed price per share and the sale price.  As of the date of this report, Management has not yet renegotiated this obligation or entered into an amendment with respect to such lock-up/leak out terns; however, during 2009 the Company was not obligated to repurchase any shares under the Company's guarantee obligations under the Rights Agreement. The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement.

4.           On August 30, 2010, the Company executed a Settlement Agreement by and among Begley Properties, LLC (“Begley”), Buckhorn Resources, LLC (“Buckhorn”), East Kentucky Land Corporation (“EKLC”) and the Company.  Begley, Buckhorn and EKLC are parties to certain litigations involving a claim to quiet title to approximately 500 acres of property in Eastern Kentucky.  As reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2009, the legal proceedings are captioned: Begley Properties LLC, Plaintiff v. Buckhorn Resources, LLC and East Kentucky Land Corporation, Defendants, Leslie Circuit Court, Civil Action 05-CI-00275.

Buckhorn was a 50% owned subsidiary of the Company until January 2010, when the Company spun-off its coal mining operations and transferred all of the coal mining assets and liabilities to Colt.   Colt was owned by the shareholders of the Company as of December 31, 2009, after the spin-off the Company retained the oil and gas assets on the properties, subject to a 12.5% royalty due to Colt.

The Company executed in favor of Begley a quitclaim deed of its right, title and interest to mineral rights in certain property subject to a 40% undivided interest in the oil and gas interests in such property.  Begley, in turn, executed a quitclaim deed in favor of the Company of its right, title and interest to a 40% undivided interest in the oil and gas interests in certain property, subject to a lease to CNX Gas Corporation.  The parties each signed mutual releases from the litigation. Management evaluated the effect of the settlement agreement and determined it had no material effect on the consolidated financial position, consolidated results of operations or cash flows of the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In May 2010, the Company entered into a consulting agreement for investment banking services with an unrelated third party for an initial term of six months and is automatically extended one year from the closing date of a transaction if the transaction is entered into during the initial six- month term. This agreement expired without extension in or around November 2010.

On July 13, 2010, the Company’s Board of Directors approved its president’s amended employment agreement. The employment agreement set his monthly salary from July 1, 2010 through September 1, 2010 at $10,000 per month and after September 1, 2010 at $25,000 per month subject to annual increase consistent with the company policy applicable to other senior executives and officers and approval by the board of directors.  Additionally, the Company’s president will be paid 25% of his annual base salary if the Company reaches certain milestones.  In addition to shares earned and previously issued to the Company’s president, the Employment Agreement called for the issuance of additional shares on the occurrence of both September 1, 2010 and also on December 1, 2010, which share had not been yet issued in 2010 or by the date of this filing. The Company intends to issue these shares in 2011. The Company’s president will also receive warrants on each anniversary date of his employment agreement, with a five-year term, to purchase 1% of the then issued and outstanding shares of the Company’s common shares exercisable at a price equal to the trailing six-month (prior to grant date) average share trading price.  In the event the Company’s president’s employment is terminated without cause he will receive 12 months of severance pay. The Company’s president has allowed the Company to defer the amounts, above $10,000 a month, from September 2010 until an unspecified date.

On August 2, 2010 the Company entered into a (1) year non-exclusive agreement with Regency Capital Group (“Regency”) as the Company’s financial advisor and finder in connection with the placement of structured debt with respect to future acquisitions and transactions of assets or businesses.  The agreements require the Company to pay the following in connection with Regency’s placement of structured debt with respect to future acquisitions and transactions:

•	a total of 250,000 common shares were issued in 2010;
•	out of pocket expenses;
•
a transaction success fee, on the close of a transaction, calculated as 2% of the aggregate amount of senior debt and 5% of the aggregated amount of mezzanine or subordinated debt placed by Regency.  In the event a single lender provides debt equal to both the senior and subordinated debt in a uni-tranche, the Company will pay a cash transaction fee of 3.5% of the total funding.  At the discretion of the Company, the Company may elect to pay up to 50% of the transaction success fees with the Company’s common stock.

NOTE 10– ACQUISITIONS

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated funds which comprised a total of 657 individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, the sellers received in aggregate 22,786,872 common shares of the Company’s common stock.

The sellers of the working interests and support equipment were not under common control or part of a controlled group prior to the transaction.  The sellers of the assets were partners and shareholders in partnerships and a corporation, respectively, with each partnership and the corporation having a different mix of owners.  Each selling partnership and corporation had separate and distinct agreements and business plans and the integration of the selling individual partnerships and corporation into one entity or as a group would have violated their agreements.  The only common relationship between the sellers is that the working interests and support equipment sold by each of the partnerships and corporation was managed by Leland Kentucky Holdings, Inc. (“Leland”). Leland owned 1% of each of the partnerships and corporation in the sellers group.  There was not a pre-existing relationship between the sellers and the Company prior to the transaction.

The Company acquired a substantial amount of proved developed producing reserves in the transaction, which are considered to meet the definition of a business in accordance with FASB codification Topic 805, "Business Combinations", as such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company since neither Leland, the managing member of Leland, nor any of the sellers obtained a controlling financial interest (ownership either directly or indirectly of more than 50 percent of the outstanding voting shares of the Company) or the power to control the Company through a lesser percentage of ownership, by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management was the result of the appointment by the Company’s pre-transaction directors due to the current board and management’s operational familiarity with the working interests and support equipment purchased.

The purchase price paid for the Acquisition was 22,786,872 restricted shares of the Company’s common stock. The shares had a quoted market price of $1.03 per share on April 1, 2010 or an aggregate quoted market value of approximately $23 million. However, shares were valued at an aggregate of $15,267,205 (the “Purchase Price”), or $0.67 per share on the basis of a 29.5% discount for restricted securities from the average trading price of $0.95 per share for 185,268 shares traded on the OTC Bulletin Board market in March 2010.  The quoted market value of the Company’s common stock was based on a sporadically traded stock with little or no volume (inactive market) which the Company believes reflected an artificially inflated quoted market price(See “Note 4 - Equity”).The Company assessed the inactive and sporadically traded market for the Company’s common stock and believed that the fair value of the shares issued should be at the value stock was issued for cash to unrelated third parties during the time frame of the acquisition which was $0.67 per share which resulted in a purchase price of $15,267,204.  Accordingly, the common shares issued and the acquisition was recorded based on the valuation of the stock issued for cash to unrelated third parties during the time frame of the acquisition.  The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

Purchase Price Allocation	April 1, 2010
Consideration:
Equity instruments (22,786,872 common shares of Consolidation Services, Inc. @ $0.67)	$15,267,204
Recognized amounts of identifiable assets acquired:
Support equipment	735,000
Oil and gas Properties:
Proved developed producing reserves	1,218,670
Proved non-producing reserves	526,830
Proved undeveloped reserves	1,544,209
Probable reserves	330,460
Goodwill	10,912,035
Total assets	$15,267,204
Fair value of total assets	$15,267,204

The Company calculated the fair value of the assets based upon the Reserve Report prepared for period ended April 1, 2010 using the NYMEX strip pricing for that period.  Further the company assessed this value based on the weighted average cost of capital of 9%.  Goodwill was calculated based upon the difference in fair value of the consideration given of $15,267,204, and the fair value of the assets acquired of $4,355,169.  Immediately the company impaired that goodwill due the company acquiring no identifiable intangible assets and recorded that impairment as an expense to the financial statement

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at the first of the period presented:

	Years ended
	2010	2009

OIL AND GAS REVENUES	230,251	138,949

Net Loss	(13,57,534)	(640,756)

Net loss per share basic and diluted	$(0.38)	$(0.04)

Weighted average shares outstanding	34,731,814	15,092,538

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:

On February 28, 2011 the Company issued 250,000 common shares for $25,000 cash proceeds.

On March 9, 2011 the Company issued 384,616 common shares for $25,000 cash proceeds.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disclosure required by this Item.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)	We did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy once it has sufficient capital to increase its accounting department.

2)	In conjunction with the lack of segregation of duties, we did not institute specific anti-fraud controls.

While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account. Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted Key Controls specifically designed to prevent and detect-on a timely basis-any potential loss due to fraudulent activity.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding Internal Control over Financial Reporting.  The Company's Internal Control over Financial Reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to the provisions of the Dodd-Frank Act that permit the Company to provide only management's report on Internal Control over Financial Reporting in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Stephen M. Thompson	62	Chief Executive Officer, Chairman of the Board

Gary Kucher	47	President, Director

Pamela J. Thompson	47	Chief Financial, Secretary, Treasurer, Director

Richard Polep	71	Director

Stephen M. Thompson–Effective April 2, 2010, Mr. Thompson was elected Chairman of the Board and on April 7, 2010, he was elected Chief Executive Officer of the Company, Mr. Thompson has been founder, major shareholder, President and CEO of Leland Energy, Inc. since 2006.  He has been involved in the domestic energy industry for over thirty years.  He is knowledgeable and experienced in all phases of the oil and gas industry including leasing activities, ownership and operations of drilling rigs, syndication and field operations. Mr. Thompson has current or previous business interests and relationships in investment banking, international art publishing and the gaming industry.  Mr. Thompson has served on the Board of Directors of Global Business Services, Inc.

Pamela J. Thompson - Effective April 2, 2010, Mrs. Thompson (no relation to Stephen Thompson) was elected to the Board of Directors on April 7, 2010, she was elected Chief Financial Officer, Secretary, Treasurer of the Company.  Ms. Thompson formed Pamela J. Thompson, CPA, P.C. in 1990 and has over 20 years of experience in SEC compliance, tax and accounting for publicly traded companies.  She has served as Chief Financial Officer, Secretary Treasurer, and a member of the Board of Directors of several public companies traded on NASDAQ and the OTC Bulletin Board.  Ms. Thompson started her career in 1986 with the international accounting firm of Arthur Andersen and was subsequently with Pannell Kerr Forester, and one of the larger regional firms Eide, Bailey and Company. Her Sarbanes-Oxley Section compliance implementation experience has been focusing assisting publicly traded companies with performing risk assessment on critical business process and documenting business process controls.

Ms. Thompson holds a Bachelor of Science from Minnesota State – Moorhead in Accountancy, in 1986.  She is a Certified Public Accountant in the State of Arizona and a Certified Fraud Examiner Candidate, a member of the Arizona Society of Certified Public Accountants, and Association of Certified Fraud Examiners.    Ms. Thompson has been featured in Arizona Women’s Success Magazine, National Basketball Players Association Magazine, Behind the Bench: National Basketball Wives Association Magazine, New Jersey Star, Arizona Republic, and The Wall Street Journal.

Gary Mr. Kucher -Effective April 2, 2010, Mr. Kucher was appointed to the Board of Directors and on April 7, 2010 he was elected President of the Company. Mr. Kucher is a seasoned executive with numerous appointments, directorships and consulting roles with both public and private companies in a variety of industries and business sectors including oil and gas, advertising, filmed entertainment, casino gaming, technology, real estate development and capital management. Mr. Kucher has a strong background in investment banking; having held securities licenses, Series 7 and Series 24.

Since 2008, Mr. Kucher has served as Managing Director of MB&A Capital, a Beverly Hills based boutique M&A, and international business, advisor.

Between 2006 and 2008 Mr. Kucher was CEO of Branded Media Corporation, a New York City based media and advertising holding Company and Chairman of the Board of its wholly owned subsidiary Executive Media Network, which sells advertising primarily to “Fortune 500” clients, deploying their ads, in airport executive lounges throughout the U.S. and Europe, through exclusive long-term agreements with most major US airlines.

Mr. Kucher co-founded TEAM8Z.com in 2005 a social networking web site developed to provide a rich online environment that encouraged achievement and accomplishment.  He served on the Board of Directors of Genius Interactive Inc., the parent company of TEAM8Z.com until 2009.

From 2000 to 2004, Mr. Kucher was CEO and Chairman of the Board of Manex Entertainment with facilities in Hollywood and Alameda California and acquired property for a planned east coast expansion in Trenton, New Jersey.  The Company provided production services, facilities and equipment to over 50 film and television productions and earned the Academy Award for visual effects in “The Matrix” and “What Dreams May Come”

Mr. Kucher also served on the Board of Directors of Visual Network Design Inc., dba Rackwise.

Richard S. Polep - Mr. Polep has over 45 years experience in public accounting and has substantial experience in financial reporting and disclosure rules and regulations of the Securities and Exchange Commission, including internal controls, initial public offerings, private offerings, corporate acquisitions and reorganizations.

Mr. Polep spent 31 years with Grant Thornton LLP, which is ranked number five in international accounting firms.  He was a partner with that firm for 24 years.  He then joined SingerLewak LLP as an audit and quality control partner and was there for eleven years.  Since January 2010, he has been a sole-practitioner performing consulting services for publicly traded and privately held companies as well as accounting and auditing firms.

Mr. Polep has industry experience in manufacturing and distribution, financial services, oil and gas, life sciences, technology, hospitality, and gaming.  He has also served as an expert witness.

Mr. Polep graduated from the University of Southern California in 1961 with a Bachelor of Science degree in Accounting and has been an instructor for the California Society of CPAs.  He is active in the AICPA and is a former member of the AICPA Securities and Exchange Commission Practice Section Executive Committee.

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

We do not currently have an audit committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Board Meetings and Committees

During the fiscal year ended December 31, 2010, the Board of Directors met several times and took written action on several other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it attached hereto as Exhibit 14.1

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the three fiscal years ended December 31, 2010, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stephen M. Thompson	2010	-	-	-	-	-	-	-	-
Chairman of the Board and President	2009	-	-	-	-	-	-	-	-

Pamela J. Thompson	2010	58,500	-	238,010 (1)	-	-	-	-	296,510
Chief Financial Officer, Secretary, Treasurer, and Director	2009	-	-	-	-	-	-	-	-

Gary Kucher	2010	90,000	-	711,360 (2)	-	-	-	-	801,360
President and Director	2009	-	-	-	-	-	-	-	-

Richard Polep, Director	2010	-		28,500 (3)	-	-	-	-	28,500
	2009	-	-	-	-	-	-	-	-

Johnny R. Thomas,	2010	-	-	-	-	-	-	-	-
CEO and president (4)	2009	-	-	-	-	-	-	-	-
	2008	-0-	-	-	-	-	-	-	-

John C. Francis,	2010	-	-	-	-	-	-	-	-
CFO and Vice President (5)	2009	60,000	-	-	-	-	-	-	60,000
	2008	-	-	-	-	-	-	-	-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our December 31, 2010 financial statements.  The monies shown in the “option awards” column is the total calculated value for each individual.  The shares of our common stock issued to our officers and directors were restricted shares and federal and state securities laws place restrictions on the ability of our officers and directors to sell our common stock.

(1)	Represents the 380,000 shares Ms. Thompson received in 2010, Ms. Thompson does not have beneficial ownership of these common shares;
(2)	Represents the 1,140,000 shares Mr. Kucher received in 2010;
(3)	Represents the 50,000 shares Mr. Polep received in 2010;
(4)	Served as principal executive officer from January 26, 2007 (inception) through April 6, 2010; and,
(5)	Served as principal financial officer from January 26, 2007 (inception) through April 6, 2010.

Employment Contracts

On July 13, 2010, the Company’s Board of Directors approved its president’s amended employment agreement. The employment agreement set his monthly salary from July 1, 2010 through September 1, 2010 at $10,000 per month and after September 1, 2010 at $25,000 per month subject to annual increase consistent with the company policy applicable to other senior executives and officers and approval by the board of directors.  Additionally, the Company’s president will be paid 25% of his annual base salary if the Company reaches certain milestones.  In addition to shares earned and previously issued to the Company’s president, the Employment Agreement called for the issuance of additional shares on the occurrence of both September 1, 2010 and also on December 1, 2010, which share had not been yet issued in 2010 or by the date of this filing. The Company intends to issue these shares in 2011. The Company’s president will also receive warrants on each anniversary date of his employment agreement, with a five-year term, to purchase 1% of the then issued and outstanding shares of the Company’s common shares exercisable at a price equal to the trailing six-month (prior to grant date) average share trading price.  In the event the Company’s president’s employment is terminated without cause he will receive 12 months of severance pay. The Company’s president has allowed the Company to defer the amounts, above $10,000 a month, from September 2010 until an unspecified date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Stephen M. Thompson	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Pamela J. Thompson	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Gary Kucher	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Richard Polep	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Compensation of Directors

We issue our director Richard Polep 50,000 common shares each, per year, as compensation for serving on our Board of Directors.  The following table sets forth director compensation as of December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stephen M. Thompson	0-	0	0-	0	0	0	0

Pamela J. Thompson	0-	0	0	0	0	0	0

Gary Kucher	0-	0	0	0	0	0	0

Richard Polep	0-	28,500 (1)	0	0	0	0	28,500 (1)

*
Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	Richard Polep was appointed to our Board of Directors on May 12, 2010. Represents the 50,000 shares Mr. Polep received as our Director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Stephen M. Thompson	-	-	-	-	-	-	-	-	-

Pamela J. Thompson	-	-	-	-	-	-	-	-	-

Gary Kucher	-	-	-	-	-	-	-	-	-

Richard Polep	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Johnny R. Thomas	2,390,000 (1,2,3,4)	5.69%
Common Stock	Gary Kucher (3)	1,140,000 (1,2,3,5)	2.69%
Common Stock	Richard Polep (3)	50,000 (1, 2,3)	<1%
Common Stock	Stephen M. Thompson (3)	-(1,2,3)	-
Common Stock	Pamela Thompson (3)	-(1,2,3)	-
Common Stock	All Directors and Officers As a Group (4 persons)	1,190,000 (2)	2.81%

(1)	Unless otherwise indicated, the address of the shareholder is Consolidation Services, Inc. 2300 West Sahara Drive # 800, Las Vegas, NV 89102.
(2)
Unless otherwise indicated, based on 42,309,053 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)	Indicates our officers or directors.
(4)	Includes 2,390,000shares held in the name of JTR Trust an entity controlled by Johnny Thomas.
(5)	Includes 1,140,000 shares held in the name of Dolphin Marine, Inc. an entity controlled by Gary Kucher.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have an audit, compensation, or nominating committee.

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

In October 2010 a shareholder advanced $15,000 at no interest rate and is due and payable upon demand of the holder of that advance.

See “Employment Contracts” above, for the terms of Gary Kucher’s employment contract as President of the Company.  See “Compensation of Directors” above, for terms of compensation to Richard Polep, a director of the Company.

Stephen Thompson through Leland Energy Holdings, Inc. is the managing member of the 12 acquired partnerships.  However, Mr. Thompson does not hold any controlling interest, controlling management, or any form of control over those partnerships.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2010, GBH CPAs, PC., billed us $67,000 in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form10-Q’s, as applicable.  During the year ended December 31, 2009, GBH CPAs, PC billed us $15,000 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended December 31, 2010, GBH CPAs, PC billed us $0 for professional services for tax preparation.During the year ended December 31, 2009, GBH CPAs, PC billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2010, GBH CPAs, PC billed us $0 for other fees. During the year ended December 31, 2009, GBH CPAs, PC billed us $0 for other fees.

Of the fees described above for the year ended December 31, 2010, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of Consolidation Services, Inc.(1)
3.2	Articles of Amendment to Articles of Incorporation (1)
3.3	Bylaws of Consolidation Services, Inc. (1)
4.1	Form of Class A Common Stock Purchase Warrant(1)
4.2	Form of Class B Common Stock Purchase Warrant(2)
4.3	Form of Class C Common Stock Purchase Warrant(2)
4.4	Form of Subscription Agreement, dated February 9, 2007(2)
10.1	Real Estate Sale and Purchase Agreement, dated January 8, 2008, between Larry Bruce Herald and Consolidation Services, Inc.(5)
10.2	Agreement to Assign Real Estate Purchase Option, dated January 8, 2008.(5)
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

10.5	Extension of Real Estate Option to Purchase Agreement, dated June 13, 2008, between the Company and Larry Bruce Herald.(5)
10.6	Stock Purchase Agreement (“Agreement”) is entered into as of July 1, 2008, by and among Vector Energy Services, Inc., John C. Francis, and Consolidation Services, Inc.(6)
10.7	Development Agreement, dated August 26, 2008, between Consolidation Services, Inc. and AMS Development, LLC.(7)
10.8	Form of Promissory Note, dated August 25, 2008, made by Consolidation Services, Inc. to Larry Bruce Herald.(7)
10.9	Form of Mortgage, dated August 25, 2008, between Consolidation Services, Inc. and Larry Bruce Herald.(7)
10.10	LeeCo Agreement, entered into as of September 11, 2008, by and among Consolidation Services, Inc., Altizer, Mitchell, and LeeCo Development, LLC.(8)
10.11	Agreement between the Company and Larry Bruce Herald, dated on or about May 27, 2009.(9)
10.12	Amendment to August 26, 2008 Agreement between the Company and AMS Development LLC, dated June 25, 2009.(9)
10.13	Amendment to March 20, 2008 Agreement between the Company and Buckhorn Resources LLC, dated June 25, 2009.(9)

10.14	Amendment to June 19, 2008 Agreement between the Company and LeeCo. Development LLC, dated June 25, 2009.(9)
10.15	Separation and Distribution Agreement by and between Consolidation Services, Inc. and Colt Resources, Inc.(10)
*14.1	Code of Ethics
16.1	Letter from Moore and Associates, Chartered, dated August 11, 2009 to the Commission regarding statements included in Form 8-K for August 7, 2009.
*21.1	Subsidiaries of Registrant
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
(10) Incorporated by reference to the Company's Current Report on Form 8-K for February 9, 2010 filed with the Commission on February 12, 2010.
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidation Services, Inc.

Dated: April 15, 2011		/s/ Stephen M. Thompson
	By:	Stephen M. Thompson
	Its:	Chief Executive Officer, Principal Executive Officer, Chairman of the Board

Dated: April 15, 2011		/s/ Pamela J. Thompson
	By:	Pamela J. Thompson
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated April 15, 2011		/s/ Stephen M. Thompson
	By:	Stephen M. Thompson
	Its:	Chief Executive Officer Chairman of the Board

Dated: April 15, 2011		/s/ Pamela J. Thompson
	By:	Pamela J. Thompson
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Dated: April 15, 2011		/s/ Gary Kucher
	By:	Gary Kucher
	Its:	President and a Director

Dated: April 15, 2011		/s/ Richard Polep
	By:	Richard Polep
	Its:	Director