Form 10-Q
period 2011-03-31
Consolidation Services, Inc.
filed 2011-05-17
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2011
Common stock, $0.001 par value	46,943,669

CONSOLIDATION SERVICES, INC.
INDEX TO FORM 10-Q FILING

CERTIFICATIONS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:
CURRENT ASSETS
Cash	$1,358	$17,236
Accounts receivable - oil and gas	40,260	10,892
Total current assets	41,618	28,128

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 of
unproved property costs using the successful efforts method of accounting	4,447,276	4,462,552
Support equipment, net	769,400	773,300
TOTAL ASSETS	5,258,294	5,263,980

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	193,130	165,916
Accounts payable - related party	28,543	-
Advance from related party	15,000	15,000
Total current liabilities	236,673	180,916

Asset retirement obligations	22,029	21,562
TOTAL LIABILITIES	258,702	202,478

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 200,000,000 shares authorized;
42,943,669 and 42,309,053 shares issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	42,944	42,309
Additional paid-in capital	19,614,051	19,564,684
Accumulated deficit	(14,657,403)	(14,545,491)
Total stockholders' equity	4,999,592	5,061,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,258,294	$5,263,980

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended,
	March 31,	March 31,
	2011	2010

OIL AND GAS REVENUES	$86,500	$-

COSTS AND OPERATING EXPENSES:
Lease operating expenses	44,377	-
Depreciation, depletion, amortization and accretion	19,643	-
General and administrative	134,392	41,291
Total costs and operating expenses	198,412	41,291
OPERATING LOSS	(111,912)	(41,291)

OTHER EXPENSES
Interest expense	-	(40)
Total other expense	-	(40)

LOSS BEFORE TAXES	(111,912)	(41,331)

NET LOSS	$(111,912)	$(41,331)

BASIC AND DILUTED LOSS PER SHARE:

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	42,489,181	15,257,220

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,912)	$(41,331)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	19,176	-
Accretion of asset retirement obligations	467	-
Changes in operating assets and liabilities:
Accounts receivables	(29,368)	-
Accounts payables	55,759	28,162
Net cash used in operating activities	(65,878)	(13,169)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	50,000	-
Proceeds from note payable	-	22,000
Net cash provided by financing activities	50,000	22,000

INCREASE (DECREASE) IN CASH	(15,878)	8,831
CASH, BEGINNING OF PERIOD	17,236	-
CASH, END OF PERIOD	$1,358	$8,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$40

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas properties in Kentucky and Tennessee.

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 included within its Form 10-K as filed with the Securities and Exchange Commission.

Principle of Consolidation

The Company’s subsidiaries include a 100% ownership interest in Vector Energy Services, Inc. Vector Energy Services, Inc. is presently not an operating subsidiary.

On June 2, 2010, CSI Energy, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company. CSI Energy, Inc. is presently not an operating subsidiary.

On June 2, 2010, CSI Resources, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company. CSI Resources, Inc. is presently not an operating subsidiary.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts recievables. Beginning December 31, 2010, all non interest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC through December 31, 2012. Interest-bearing accounts are insured up to $250,000. At March 31, 2011, the Company had no cash in accounts that bore interest.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved producing oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately $15,000 for the three months ended March 31, 2011.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the three months ended March 31, 2011, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the three months ended March 31, 2011 there was no impairment of the Company’s long-lived assets.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs, are charged to expense when incurred.

 Support Equipment and Facilities: Support equipment and facilities including, furniture, fixtures, automobiles, office equipment, leasehold improvements, and computer software are stated at cost. Depreciation and amortization of support equipment and facilities is calculated using various accelerated or straight-line methods over the respective expected useful lives.  Depreciation and amortization expense for support equipment and facilities totaled approximately $4,000 and $0 for the three months ended March 31, 2011 and 2010, respectively. The cost of normal maintenance and repairs is charged to operating expenses as incurred.  Material expenditures which increase the life of an asset or increase expected recoveries are capitalized and depleted or depreciated over the estimated remaining useful life of the asset.  The cost of equipment sold, or otherwise disposed of, and the related accumulated depletion, depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

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

Accounts Receivable

Substantially, all of the Company’s accounts receivable consists of accrued revenues from oil and gas production at March 31, 2011 from third party companies in the oil and gas industry.  The Company has two customers that purchase and distribute substantially all of our oil and gas production. This concentration of customers may impact the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, as a result of the net loss would be anti-dilutive for all periods presented.  There are no warrants or options outstanding for the three months ended March 31, 2011.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable and accounts payable ,approximate fair value due to their short-term nature.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the three month period ended March 31, 2011 of $111,912.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.

In this regard, Company management is planning to raise additional funds through loans and additional sales of its common stock. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The Company records a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company’s credit-adjusted risk-free rate. No market risk premium has been included in the Company’s calculation of the ARO balance.

The following is a description of the changes to the Company’s asset retirement obligations for the three months ended March 31, 2011.

2010
Asset retirement obligation at beginning of the period	$21,562
Additions	-
Accretion expense	467
Asset retirement obligation at end of period	$22,029

NOTE 4 - EQUITY

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 42,943,669 common shares were issued and outstanding as of March 31, 2011.

Options

As of March 31, 2011, no options to purchase common stock of the Company were issued and outstanding.

Warrants

As of March 31, 2011, no warrants to purchase common stock of the Company were issued and outstanding.

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock and potentially warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

On February 28, 2011 the Company issued 250,000 common shares for $25,000 in proceeds and on March 9, 2011 the Company issued 384,616 common shares for $25,000 in proceeds in private placements. The price received in the private placements was $0.10 and $0.065 per share, respectively.

NOTE 5 - ACCOUNTS PAYABLE - RELATED PARTY

Our President paid for expenses for travel and business related expenses on behalf of the Company for the three months ended March 31, 2011 $28,543.

NOTE 6 – ACQUISITIONS

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated funds which comprised a total of 657 individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, (a total of 58 wells), and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010.

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2009

	Three months Ended March 31,
	2011	2010

OIL AND GAS REVENUES	86,500	15,138

Net Loss	(111,912)	(57,891)

Net loss per share basic and diluted	$(0.00)	$(0.01)

Weighted average of shares outstanding	42,489,181	15,257,220

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. Material subsequent events that required recognition or additional disclosure in these financial statements are described below.

On April 26, 2011, the Board of Directors granted Stephen Thompson 4,000,000 restricted shares of Common Stock under its 2007 Equity Compensation Plan as full compensation for services rendered as Chief Executive Officer of the Company.  The fair value of the shares was $320,000 on April 26, 2011 (grant date) based on the quoted market price per share.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company was originally formed on January 26, 2007 in Delaware, to engage in the acquisition and consolidation of companies engaged in the foodservice industry (including with respect to organic and natural food products). As of April 1, 2010, our primary business focus became the exploration and, development of oil and natural gas properties as a result of the acquisition of producing oil and gas properties.
On April 1, 2010, the Company acquired interests in 39 oil wells and 19 gas wells, (a total of 58 wells), and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended March 31,
	2011	2010
Production
Oil (Bbls)	918	-
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	918	-

Average Prices
Oil ($/Bbl)	$94.21	$-
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$48.33	$-

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.  Our natural gas wells are not currently producing.

Our revenues for the three months ended March 31, 2011 were $86,500 as compared to $0 for 2010.  During the three months ended March 31, 2011 we produced approximately 918 barrels and received an average price per barrel of $94.21.  We did not have any oil and gass produciotn duing the the three months ended March 31, 2010.

Our operating expenses for production activities for the three months ended March 31, 2011 were $63,553 (comprised of $44,377 of lease operating expenses and $19,176 of depreciation, depletion and amortization) as compared to $0 for 2010.  Our primary operation is the drilling and production of our oil and gas properties.  The wells in Kentucky are shallow wells (approximately 1,300 feet).  We did not have oil and gas production in Tennessee during the three months ended March 31, 2011 and 2010.

Our general and administrative expenses for the period ended March 31, 2011 were $134,392 as compared to $41,291 for 2010.   The increase in general and administrative expenses was due to additions to our management team and the hiring of consultants in connection with a planned acquisition which was terminated, as well as in anticipation of future acquisitions.  We pay our employees and consultants largely in common shares as our cash availability is currently limited.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2011 was $65,878 as compared to $13,169 for the three months ended March 31, 2010.   The decrease in operating cash flow was primarily attributable to higher general administrative expenses for employees and services in 2011.

Our cash provided by financing activities for the three months ended March 31, 2011 was $50,000 as compared to $22,000 for 2010.  The increase in financing activities was due to the proceeds from the issuance of 634,616 shares of common stock for $50,000 in 2011 compared to proceeds of $22,000 from notes payables in 2010, respectively.

In October 2010, a shareholder advanced $15,000 at no interest rate and which is due and payable upon demand.

Our future development plan is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $111,912 and $41,331 for the three months ended March 31, 2011 and 2010, respectively.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the next twelve months.  We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents, together with any income generated from operations, fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has losses from operations for the three months ended March 31, 2011.   Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is pursuing additional funds through loans and additional sales of its common stock.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.  We have limited cash and cash equivalents and rely on investment from shareholders and other financing.  We have relied upon advances from our CEO to fund operating expenses.  We need $100,000 per month to fund operating expenses and professional fees of the company.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and proxy statements that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2010.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2011.

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

ITEM 1A.  RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 during our three months ended March 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On February 28, 2011 the Company issued 250,000 common shares for $25,000 and on March 9, 2011 the Company issued 384,616 common shares for $25,000.

On April 26, 2011, the Board of Directors granted Stephen Thompson 4,000,000 restricted shares of Common Stock under its 2007 Equity Compensation Plan as full compensation for services rendered as Chief Executive Officer of the Company.  The fair value of the shares was $320,000 on April 26, 2011 (grant date) based on the quoted market price per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

ITEM 4.  RESERVED.

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

Registrant	Consolidation Services, Inc.

Date: May 17, 2011	By: /s/ Stephen M. Thompson
Stephen M. Thompson
Chief Executive Officer (Principal Executive Officer)

Registrant	Consolidation Services, Inc.

Date: May 17, 2011	By: /s/ Pamela J. Thompson
Pamela J. Thompson
Chief Financial Officer (Principal Financial Officer)