Form 10-Q
period 2011-06-30
Consolidation Services, Inc.
filed 2011-08-22
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 0-54230

 CONSOLIDATION SERVICES, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-8317863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Drive, Las Vegas, NV  89102
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2011
Common stock, $0.001 par value	49,919,289

CONSOLIDATION SERVICES, INC.
INDEX TO FORM 10-Q FILING

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS:	2011	2010

CURRENT ASSETS
Cash	$24,897	$17,236
Accounts receivable - oil and gas	19,226	10,892
Total current assets	44,123	28,128

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 of unproved
property costs using the successful efforts method of accounting	4,434,263	4,462,552
Suppport equipment, net	765,500	773,300
TOTAL ASSETS	5,243,886	5,263,980

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$224,033	$165,916
Accounts payable - related party	25,948	-
Notes payable from related party	50,000	15,000
Total current liabilities	299,981	180,916

Asset retirement obligations	22,525	21,562
TOTAL LIABILITIES	322,506	202,478

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 20,000,000, shares authorized;
none issued and outstanding as of June 30, 2011 and Decemmber 31, 2010	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
49,919,289 and 42,309,053 shares issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively	49,919	42,309
Additional paid-in capital	20,249,895	19,564,684
Accumulated deficit	(15,378,434)	(14,545,491)
Total stockholders' equity	4,921,379	5,061,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,243,886	$5,263,980

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010

OIL AND GAS REVENUES	$78,627	$66,976	$165,127	$66,976

COSTS AND OPERATING EXPENSES:
Lease operating expenses	68,040	14,610	99,155	14,610
Depreciation, depletion, amortization and accretion	17,409	63,955	37,052	63,955
General and administrative	713,956	1,601,175	861,610	1,642,466
Total costs and operating expenses	799,405	1,679,740	997,817	1,721,031
OPERATING LOSS	(720,778)	(1,612,764)	(832,690)	(1,654,055)

OTHER EXPENSES
Interest expense	253	-	253	40
Total other expense	(253)	-	(253)	(40)

LOSS BEFORE TAXES	(721,031)	(1,612,764)	(832,943)	(1,654,095)
INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET LOSS	(721,031)	(1,612,764)	(832,943)	(1,654,095)

BASIC AND DILUTED LOSS PER SHARE:

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.02)	$(0.06)

Weighted average of common shares outstanding, basic and diluted	47,292,334	38,067,087	47,292,334	26,514,849

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:	$(832,943)	$(1,654,095)
Net loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	36,089	63,955
Accretion of asset retirement obligations	963	-
Common stock issued for services	642,820	1,486,681
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(8,334)	(24,266)
Accounts payable	58,118	16,690
Accounts payable - related parties	25,948	-
Net cash used in operating activities	(77,339)	(111,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(50,000)
Net cash used in investing activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	50,000	167,000
Proceeds from note payable	35,000	22,000
Repayment of note payable	-	(22,000)
Net cash provided by financing activities	85,000	167,000

INCREASE (DECREASE) IN CASH	7,661	5,965
CASH, BEGINNING OF PERIOD	17,236	-
CASH, END OF PERIOD	$24,897	$5,965

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(253)	$40
Income taxes paid	$-	$-

Supplemental disclosure for non cash investing and financing activities

Decrease in asset retirement obligations	$-	$16,041
Conversion of related party advances to short-term notes payable	$15,000	$-
Common stock issued for purchase of oil and gas properties and equipment	$-	$15,267,204

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007.  The Company was re-incorporated in Nevada on February 8, 2007. Since its inception, the Company has been engaged in the acquisition, development and exploitation of domestic natural resources including mining and timber. The Company’s current operations consist of owning and operating oil and gas properties in Kentucky and Tennessee.

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011, cash and cash equivalents of $24,897 included cash on hand and cash in depository institutions/commercial banks.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivables. Beginning December 31, 2010, all non interest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC through December 31, 2012. Interest-bearing accounts are insured up to $250,000. At June 30, 2011, the Company had no cash in accounts that bore interest.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved producing oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately $29,000 and $60,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $14,000 and $60,000 for the three months ended June 30, 2011 and 2010, respectively.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the six months ended June 30, 2011, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Long-Lived Assets.”  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the six months ended June 30, 2011 there was no impairment of the Company’s long-lived assets.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs, are charged to expense when incurred.

 Support Equipment and Facilities

Support equipment and facilities including, field equipment, furniture, fixtures, automobiles, office equipment, leasehold improvements, and computer software, are stated at cost. Depreciation and amortization of support equipment and facilities is calculated using various accelerated or straight-line methods over the respective expected useful lives.  Depreciation and amortization expense for support equipment and facilities totaled approximately $7,000 and $4,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $3,000 and $-0- for the three months ended June 30, 2011 and 2010, respectively. The cost of normal maintenance and repairs is charged to operating expenses as incurred.  Material expenditures which increase the life of an asset or increase expected recoveries are capitalized and depleted or depreciated over the estimated remaining useful life of the asset.  The cost of equipment sold, or otherwise disposed of, and the related accumulated depletion, depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

The Company has royalty and working interests in various oil and gas properties which constitute its only source of revenue.  The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is sold from those wells.

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

Accounts Receivable

At June 30, 2011, substantially, all of the Company’s accounts receivable consists of accrued revenues from oil and gas production due from third party companies in the oil and gas industry.  The Company has two customers that purchase and distribute substantially all of our oil and gas production. Each of these customers represent approximately 50% of our total oil and gas revenue.  This concentration of customers may impact the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, as a result of the net loss for all periods presented, would be anti-dilutive.  There were no warrants or options outstanding for the six months ended June 30, 2011.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and note payable from related party,, approximate fair value due to their short-term nature.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the six month period ended June 30, 2011 of $832,943.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The Company records a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service and when the liability can be estimated. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company’s credit-adjusted risk-free rate. No market risk premium has been included in the Company’s calculation of the ARO balance.

The following is a description of the changes to the Company’s asset retirement obligations for the six months ended June 30, 2011.

Asset retirement obligation at beginning of the period	$21,562
Additions	-
Accretion expense	963
Asset retirement obligation at end of period	$22,525

None of the Company’s wells were plugged or abandoned during the six months ended June 30, 2011.

NOTE 4 - EQUITY

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 49,919,289 common shares were issued and outstanding as of June 30, 2011.

Preferred

The Company is authorized to issue 20,000,000 shares of preferred stock, at $0.001 per value, of which no shares were issued and outstanding as of June 30, 2011.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options

As of June 30, 2011, no options to purchase common stock of the Company were issued and outstanding.

Warrants

As of June 30, 2011, no warrants to purchase common stock of the Company were issued and outstanding.

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, and potentially warrants to purchase shares of common stock, to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

On February 28, 2011 the Company issued 250,000 common shares for $25,000 in proceeds and on March 9, 2011 the Company issued 384,616 common shares for $25,000 in proceeds in private placements. The price received in the private placements was $0.10 and $0.065 per share, respectively.

On April 26, 2011, the Board of Directors granted Stephen Thompson 4,000,000 shares of Common Stock under its 2007 Equity Compensation Plan as full compensation for services rendered as Chief Executive Officer of the Company.  The fair value of the shares at the grant date was $320,000 on April 26, 2011 based on the quoted market price of $0.08 per share.

On May 3, 2011, the Company granted Richard Polep 150,000 shares of Common Stock as Director of the Company.  The fair value of the shares at the grant date was $12,000 based on the quoted market price of $0.08 per share.

On May 10, 2011, the Board of Directors granted Gary Kucher 2,825,620 shares of Common Stock in accordance with his employment agreement for services rendered as President of the Company.  The fair value of the shares at the grant date was $310,821 on May 10, 2011 based on the quoted market price per share of $0.11 per share.

NOTE 5 - RELATED PARTY TRANSACTIONS

Our President had expenses for travel and business related expenses incurred during the six months ended June 30, 2011 of $25,948.  These expenses have not been reimbursed and are classified as Accounts payable – related party in the accompanying financial statements.

During the six months ended June 30, 2011, the Company entered into three note agreements for a total of $35,000 with Stephen Thompson, our former CEO and a shareholder in the Company, to fund operations.  The notes are unsecured, due on demand,  carry a 6% interest rate and are classified as Notes payable – related party, in the accompanying financial statements.

During the period ended June 30, 2011, the Company entered into a note agreement with Leland Energy, LLC, an entity controlled by our former Chief Executive Officer, Stephen Thompson, for $15,000 related to amounts previously advanced to the Company in October 2010.  The note is unsecured, due on demand, carries a 6% interest rate and is classified as Notes payable - related party, in the accompanying financial statements.

CONSOLIDATION SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - ACQUISITIONS

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated limited partnerships, which comprised a total of 657 individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, (a total of 58 wells), and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010.

The following (unaudited) Pro forma consolidated results of operations for the six months ended June 30, 2010 have been prepared as if the acquisition had occurred at January 1, 2009.

OIL AND GAS REVENUES	$82,114

Net Loss	$(1,670,655)

Net loss per share basic and diluted	$(0.06)

Weighted average common shares outstanding – basic and diluted	26,514,849

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. Material subsequent events that required recognition or additional disclosure in these financial statements are described below.

The Company entered into two note agreements which are due upon demand with Stephen Thompson, our former CEO and a shareholder in the Company.  The first note was entered into on July 12, 2011 for $10,000 and a second on August 14, 2011 for $17,500.  Both notes are unsecured and carry a 6% interest rate.

On August 5, 2011, Pamela Thompson resigned as an officer and director of the Company and Richard Polep was appointed as Chief Financial Officer and Richard Herstone was appointed as a director of the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Company was originally formed on January 26, 2007 in Delaware. The Company was re-incorporated in Nevada on February 8, 2007. Since its inception the Company has been engaged in the acquisition, development and exploitation of domestic natural resources including mining and timber. As of April 1, 2010, our primary business focus became the exploration and, development of oil and natural gas properties as a result of the acquisition of producing oil and gas properties.

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

The Company originally filed on July 23, 2010 its two year pre-acquisition audits in compliance with section 2065.6 of the SEC CorpFin Financial Reporting Manual and presented Statement of Revenues and Direct Expenses instead of a full set of financial statements.

In June 2011, the Office of Chief Accountant (“OCA”) informed the Company that the acquisition on April 1, 2010 should be treated as a predecessor business acquisition.  The OCA also informed the Company that there was a regulatory requirement in which the Company was required, prior to the closing of the transaction on April 1, 2010.  to request a pre-clearance letter from the OCA to present Statements of Revenues and Direct Expenses instead of a full set of financial statements for the interests acquired.

On July 8, 2011 the Company sent the required request; however, that pre-clearance letter was denied and the Company is now required to prepare and file pre-acquisition audits for all 12 funds as a predecessor business.  The Company anticipates that it will cost approximately $20,000 in audit fees to accomplish this requirement and anticipates the audits to be completed in September 2011.

The Company hired a Reserve Engineer to prepare our Company’s Reserve Report for the April 1, 2010 transaction and the Reserve Report for the December 31, 2010 audit.  The Reserve Engineer used assumptions based upon business expectations of new wells and well rebuilds which ultimately was not accomplished because of a lack of financial resources and failed new financing (See Form 8-K filed on November 18, 2010).

There was a material difference in the two (2) reserve reports, which the second impaired our assets by an additional $3 million.  The Company adopted the second reserve report and impaired its assets to the revised report to $4.3 million.

Proposed Acquisition

On May 2, 2011 the Company announced that it had, through its wholly-owned subsidiary CSI Resources Inc., entered into a definitive Contribution and Exchange Agreement (the “Agreement”) to acquire Elkhorn Goldfields Inc (“EGI”) and Montana Tunnels Mining Inc (“MTMI”) from Elkhorn Goldfields LLC.

The EGI Property has four known mineralized deposits; Golden Dream/Sourdough, Gold Hill, East Butte and Carmody. Due to the higher grade gold values identified, ore delineation drilling has been focused, to this point, on the Golden Dream Deposit. The Golden Dream Deposit currently has an underground mineable reserve of 1.2 million tons containing approximately 260,000 ounces of gold and 8.5 million pounds of copper. Commencing with the original discovery drill hole in 1984, approximately $40 million has been spent to delineate a 1.6 million oz gold resource on the EGI property.  EGI has focused on completing confirmation drilling, mine planning, metallurgical testing, scoping, and permitting work on its Golden Dream Deposit. The Golden Dream Deposit, subject to a $690 thousand bonding requirement, will be fully permitted and “shovel” ready.  The mine requires approximately six months of development and facilities construction prior to the start of production. An affiliate of EGI committed $7.5M of which $6M has already been funded.  The capital cost of developing the mine is $7.5 million, and work is slated to begin immediately. Ores from the mine will be hauled by truck to the MTMI mill complex and processed through a separate (and already constructed) 1,000 ton per day mill located within the MTMI 15,000-ton per day mill complex.  Production is planned for 750 tons per day. At full operation, the mine is expected to average approximately 60,000 ozs of gold production per year. The current mine life is 5 years according to the current mine plan. The deposit is open at depth and along strike and contains additional resources that could potentially extend the mine life of the deposit to up to an additional 10 years. Three other deposits within the EGI property could potentially extend the overall life of the property from 15 to 20 years.

MTMI commenced production in 1987.  Over 98 million tons of ore have been mined containing 1.7 million oz of gold, 30.8 million oz of silver, 545,000 tons of zinc, and 200,700 tons of lead, representing over $4 billion at current metal prices. The current plan at MTMI is to lay back the existing wall and develop the “M” Pit reserve. The proven and probable reserve within “M” Pit is 37.8 million tons of ore. With the exception of a bond posting, the mine is fully permitted and “shovel” ready for the re-start of production.

The Purchase Price for the Acquisition is one million (1,000,000) shares of 4% Series A Convertible Preferred Stock of the Company (the “Preferred Shares”) with a face value of $350 Million.  The Preferred Shares are convertible into an aggregate of 90 million shares of common stock, which was calculated on a post reverse split basis (on a pre-reverse split basis this issuance would represent nearly 450 million shares).  The determination of the relative value between the Company and both EGI and MTMI was an arms-length negotiation.  Effectively, at closing Elkhorn will represent approximately 91% of the controlled entity’s common stock on a fully diluted basis. The Company intends to effect a reverse split of the issued and outstanding common stock so there are not more than 8,500,000 shares of common stock issued and outstanding at the Closing of the Acquisition and prior to the issuance of the Preferred Shares. Although it is not a requirement of prerequisite of the Acquisition, not completing the reverse split prior to the closing of the Acquisition would entail approximately 500 million shares being issued and outstanding after closing on a fully diluted basis and result in a restrictively low per share price.  Any unconverted Preferred Stock upon the second anniversary date of the Closing will be mandatorily converted and shall earn 4% per annum interest from the date of the Closing until converted. Interest is due once annually or at such time as determined by available cash flow and the Board of Directors of the Company.

The Company will transfer ownership and title to its existing oil and gas assets and operations into its wholly-owned subsidiary, CSI Energy, Inc. Upon Closing of the Acquisition the Company will seek a listing on the NYSE Amex or another national securities exchange.

Completion of the Acquisition is contingent upon, among other things, satisfactory completion of due-diligence, receipt of 2010 audited financial statements of Elkhorn, approval of the reverse split by shareholders of the Company, Board approval of the financing by Elkhorn Goldfields, LLC and certain other matters in addition to a separate third party financing of approximately $7.5 million (which can be waived) and other customary closing conditions.

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.  Our natural gas wells are not currently producing.

Supplemental Oil and Gas Information - Comparisons of the three months ended June 30, 2011 and 2010

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended June 30,
	2011	2010
Production
Oil (Bbls)	786	1,020
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	786	1,020

Average Prices
Oil ($/Bbl)	$100.03	$65.66
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$69.69	$14.32

Our revenues for the three months ended June 30, 2011 were $78,627 as compared to $66,976 for 2010.  The increase in revenues for the period was attributable to an increase of $34.37 in price per barrel realized for oil sales, partially offset by a decrease in production of 234 barrels. The decrease in production was due to the Company having no production in several wells in 2011 due to maintenance and workovers compared to production in 2010.

Our operating expenses for production activities for the three months ended June 30, 2011 and 2010 were $72,187 (comprised of $54,778 of lease operating expenses and $17,409 of depreciation, depletion and amortization) and $78,565 (comprised of $14,610 of lease operating expenses and $63,955 of depreciation, depletion and amortization), respectively. The increase in lease operating expenses is attributable to higher hauling and workover costs incurred during the 2011 period.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2010.

Our general and administrative expenses for the three months ended June 30, 2011 and 2010 were $727,218 and $1,601,175, respectively.  The decrease is primarily attributable to stock compensation of $1,486,681 and legal fees of approximately $170,000 incurred in 2010, compared to stock compensation of $642,820 and legal fees of approximately $28,000 incurred in 2011.

Supplemental Oil and Gas Information - Comparisons of the six months ended June 30, 2011 and 2010

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Six months Ended June 30,
	2011	2010
Production
Oil (Bbls)	1,704	1,020
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	1,704	1,020

Average Prices
Oil ($/Bbl)	$96.91	$65.66
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$58.19	$14.32

Our revenues for the six months ended June 30, 2011 and 2010 were $165,127 and $66,976, respectively.  The increase in revenues for the period was attributable to an increase of $31.35 in price per barrel realized for oil sales and an increase in production of 684 barrels. The increase in production was due to the Company having no production during the three months ended March 31, 2010 as the acquisition of these interests was effective April 1, 2010.

Our operating expenses for production activities for the six months ended June 30, 2011 and 2010 were $136,207 (comprised of $99,155 of lease operating expenses and $37,052 of depreciation, depletion and amortization) and $78,565 during the six months ended June 30, 2010 (comprised of $14,610 of lease operating expenses and $63,955 of depreciation, depletion and amortization), respectively . The primary reason that lease operating expenses increased can be attributed to the Company not having oil and gas production during the three months ended March 31, 2010 as the acquisition of these interests was effective April 1, 2010.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2010 and the lack of depreciation, depletion and amortization for the three months ended March 31, 2010.

Our general and administrative expenses for the six months ended June 30, 2011 and 2010 were $861,610 and $1,642,466, respectively.  The decrease in general and administrative expenses is primarily attributable to stock compensation of $1,486,681 and legal fees of approximately $170,000 incurred in 2010 compared to stock compensation of $642,820 and legal fees of approximately $28,000 incurred in 2011.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2011 was $77,339 as compared to $111,035 for the six months ended June 30, 2010.   The decrease in cash flows used in operations was primarily attributable to favorable changes in operating assets and liabilities, primarily related to increases in amounts payable, in 2011 as compared to the 2010 period.

Our cash used by investing activities for the six months ended June 30, 2011 was $0 as compared to $50,000 for 2010.  The Company did not purchase any equipment during the 2011 period.

Our cash provided by financing activities for the six months ended June 30, 2011 was $85,000 as compared to $167,000 for 2010.  The decrease in financing activities was due to the proceeds from the issuance of 631,616 shares of common stock for $50,000 in 2011 compared to 249,254 shares of common stock for $167,000 in the 2010 period.  The Company also received proceeds of $35,000 from notes payable during the six months ended  June 30, 2011.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $832,943 and $1,654,095 for the six months ended June 30, 2011 and 2010, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has losses from operations for the six months ended June 30, 2011.   Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is pursuing additional funds through loans and additional sales of its common stock.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.  We have limited cash and cash equivalents and rely on investment from shareholders and other financing.  We have relied upon advances from our former CEO to fund operating expenses.  We need $75,000 per month to fund operating expenses and professional fees of the company.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and proxy statements that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov. Company information is also available at: www.cnsv.info

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2011.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2010 during our six months ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2011, the Company issued 250,000 common shares for $25,000 and on March 9, 2011 the Company issued 384,616 common shares for $25,000.

On April 26, 2011, the Board of Directors granted Stephen Thompson 4,000,000 restricted shares of Common Stock under its 2007 Equity Compensation Plan as full compensation for services rendered as Chief Executive Officer of the Company.  The fair value of the shares was $320,000 on April 26, 2011 (grant date) based on the quoted market price per share.

On May 3, 2011, the Company granted Richard Polep 150,000 restricted shares of Common Stock as Director of the Company.  The fair value of the shares on the grant date was $12,000.

On May 10, 2011, the Board of Directors granted Gary Kucher 2,825,620 restricted shares of Common Stock in accordance with his employment agreement for services rendered as President of the Company.  The fair value of the shares was $310,821 on May 10, 2011 (grant date).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2011.

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

Registrant Date: August 22, 2011	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 22, 2011	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)