Form 10-Q/A
period 2011-06-30
Consolidation Services, Inc.
filed 2011-09-14
CIK 1392960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to ____________

COMMISSION FILE NO. 0-54230

Consolidation Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8317863
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2300 West Sahara Drive, Las Vegas, NV	89102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 949-9449

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.       Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated file ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Registrant had 49,919,289 shares of common stock issued and outstanding as of August 14, 2011.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 of Consolidation Services, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

     The following exhibits are filed as part of this report:

Exhibit No.	Title of Document

31.1 and 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 and 32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidation Services, Inc.
(Registrant)

Date: September 14, 2011

/s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

/s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)