Form 10-Q
period 2011-09-30
Consolidation Services, Inc.
filed 2011-11-21
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 0-54230

CONSOLIDATION SERVICES, INC.

(Name of small business issuer as specified in its charter)

Nevada	20-8317863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Drive, Las Vegas, NV  89102

(Address of principal executive offices)

(702) 949-9449

(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2011
Common stock, $0.001 par value	49,919,289

CONSOLIDATION SERVICES, INC.

INDEX TO FORM 10-Q FILING

CERTIFICATIONS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS:	2011	2010

CURRENT ASSETS
Cash	$ 2,623	$ 17,236
Accounts receivable - oil and gas	28,667	10,892
Total current assets	31,290	28,128

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 of unproved
property costs using the successful efforts method of accounting	4,419,947	4,462,552
Support equipment, net	761,600	773,300
TOTAL ASSETS	5,212,837	5,263,980

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 272,721	$ 165,916
Accounts payable - related party	22,492	-
Notes payable - related party	87,500	15,000
Total current liabilities	382,713	180,916

Asset retirement obligations	23,051	21,562
TOTAL LIABILITIES	405,764	202,478

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 20,000,000, shares authorized;
none issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
49,919,289 and 42,309,053 shares issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively	49,919	42,309
Additional paid-in capital	20,249,895	19,564,684
Accumulated deficit	(15,492,741)	(14,545,491)
Total stockholders' equity	4,807,073	5,061,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,212,837	$ 5,263,980

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

OIL AND GAS REVENUES	$ 74,846	$ 70,861	$ 239,973	$ 137,836

COSTS AND OPERATING EXPENSES:
Lease operating expenses	58,130	12,911	157,285	27,521
Depreciation, depletion, amortization and accretion	18,742	34,785	55,794	98,740
General and administrative	110,990	524,375	972,600	2,166,840
Total costs and operating expenses	187,862	572,071	1,185,679	2,293,101
OPERATING LOSS	(113,016)	(501,211)	(945,706)	(2,155,265)

OTHER EXPENSES
Interest expense	1,291	-	1,544	40
Total other expense	(1,291)	-	(1,544)	(40)

LOSS BEFORE TAXES	(114,307)	(501,211)	(947,250)	(2,155,305)
INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET LOSS	(114,307)	(501,211)	(947,250)	(2,155,305)

BASIC AND DILUTED LOSS PER SHARE:

Net loss per share, basic and diluted	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.07)

Weighted average common shares outstanding, basic and diluted	49,919,289	41,444,755	46,777,006	32,248,463

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (947,250)	$ (2,155,305)
Adjustments to reconcile net loss to net cash
used in operating activities:	-	-
Depreciation, depletion, and amortization	54,305	98,740
Accretion of asset retirement obligations	1,489	-
Common stock issued for services	642,821	1,866,631
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(17,775)	(28,844)
Accounts payable and accrued expenses	106,805	76,673
Accounts payable - related parties	22,492	-
Net cash used in operating activities	(137,113)	(142,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(50,000)
Net cash used in investing activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	50,000	204,500
Proceeds from note payable	72,500	22,000
Repayments of note payable	-	(22,000)
Net cash provided by financing activities	122,500	204,500

INCREASE (DECREASE) IN CASH	(14,613)	12,395
CASH, BEGINNING OF PERIOD	17,236	-
CASH, END OF PERIOD	$ 2,623	$ 12,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ 40
Income taxes paid	$ -	$ -

Supplemental disclosure for non cash investing and financing activities

Decrease in asset retirement obligations	$ -	$ 15,746
Conversion of related party advances to short-term notes payable	$ 15,000	$ -
Common stock issued for purchase of oil and gas properties and equipment	$ -	$ 15,267,204

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007.  The Company was re-incorporated in Nevada on February 8, 2007 however the merger has not been completed. Since its inception, the Company has been engaged in the acquisition, development and exploitation of domestic natural resources including mining and timber.  The Company’s current operations consist of owning and operating oil and gas properties in Kentucky and Tennessee.

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 included within its Form 10-K as filed with the Securities and Exchange Commission.

Principle of Consolidation

The Company’s subsidiaries include a 100% ownership interest in Vector Energy Services, Inc. presently a non-operating subsidiary.

On June 2, 2010, CSI Energy, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company and is presently non-operating subsidiary.

On June 2, 2010, CSI Resources, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company and presently is a non-operating subsidiary.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s consolidated financial statements are based on a number of significant estimates including the selection of the useful lives for property and equipment recoverable quantities of oil and gas reserves which are the basis for the calculations of depreciation, depletion, and impairment of property and equipment. Management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.  Accordingly, the Company’s estimates are expected to change as future information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011, cash and cash equivalents of $2,623 included cash on hand and cash in depository institutions/commercial banks.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivables. Beginning December 31, 2010, all non interest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC through December 31, 2012. Interest-bearing accounts are insured up to $250,000. At September 30, 2011, the Company had no cash in accounts that bore interest.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved producing oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately $42,605 and $90,254 for the nine months ended September 30,  2011and 2010, respectively, and approximately $14,316 and $30,546 for the three months ended September 30, 2011 and 2010, respectively.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the nine months ended September 30, 2011, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Long-Lived Assets.”  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the nine months ended September 30, 2011 there was no impairment of the Company’s long-lived assets.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs, are charged to expense when incurred.

Support Equipment and Facilities

Support equipment and facilities including, furniture, fixtures, automobiles, office equipment, leasehold improvements, and computer software, are stated at cost. Depreciation and amortization of support equipment and facilities is calculated using various accelerated or straight-line methods over the respective expected useful lives.  Depreciation and amortization expense for support equipment and facilities totaled approximately $11,700 and $7,800 for the nine months ended September 30, 2011 and 2010, respectively, and approximately $3,900 and $3,900 for the three months ended September 30, 2011 and 2010, respectively. The cost of normal maintenance and repairs is charged to operating expenses as incurred.  Material expenditures which increase the life of an asset or increase expected recoveries are capitalized and depleted or depreciated over the estimated remaining useful life of the asset.  The cost of equipment sold, or otherwise disposed of, and the related accumulated depletion, depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

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

Accounts Receivable

At September 30, 2011, substantially, all of the Company’s accounts receivable consists of accrued revenues from oil and gas production due from third party companies in the oil and gas industry.  The Company has two customers that purchase and distribute substantially all of our oil and gas production. This concentration of customers may impact the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, as a result of the net loss for all periods presented, would be anti-dilutive. There were no warrants, options or other potentially dilutive securities outstanding during the nine months ended September 30, 2011 or 2010.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and note payable from related party, approximate fair value due to their short-term nature.

Recent Accounting Pronouncements

Accounting standards or interpretations issued or recently adopted are not expected to a have or did not have, a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the nine months period ended September 30, 2011 of $947,250.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.

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

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a description of the changes to the Company’s asset retirement obligations for the nine months ended September 30, 2011:

2011
Asset retirement obligation at beginning of the period	$21,562
Additions	-
Accretion expense	1,489
Asset retirement obligation at end of period	$23,051

None of the Company’s wells were plugged or abandoned during the nine months ended September 30, 2011.

NOTE 4 - EQUITY

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 49,919,289 common shares were issued and outstanding as of September 30, 2011.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, at $0.001 per value, of which no shares were issued and outstanding as of September 30, 2011.

Options

As of September 30, 2011, no options to purchase common stock of the Company were issued and outstanding.

Warrants

As of September 30, 2011, no warrants to purchase common stock of the Company were issued and outstanding.

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, and potentially warrants to purchase shares of common stock, to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 28, 2011 the Company issued 250,000 common shares for $25,000 in proceeds and on March 9, 2011 the Company issued 384,616 common shares for $25,000 in proceeds in private placements. The price received in the private placements was $0.10 and $0.065 per share, respectively.

On April 26, 2011, the Board of Directors granted Stephen Thompson 4,000,000 shares of Common Stock under its 2007 Equity Compensation Plan as full compensation for services rendered as Chief Executive Officer of the Company.  The fair value of the shares at the grant date was $320,000 based on the quoted market price of $0.08 per share.

On May 3, 2011, the Company granted Richard Polep 150,000 shares of Common Stock as Director of the Company.  The fair value of the shares at the grant date was $12,000 based on the quoted market price of $0.08 per share.

On May 10, 2011, the Board of Directors granted Gary Kucher 2,825,620 shares of Common Stock in accordance with his employment agreement for services rendered as President of the Company.  The fair value of the shares at the grant date was $310,821 based on the quoted market price per share of $0.11 per share.

NOTE 5 - RELATED PARTY TRANSACTIONS

Our President and another related party had expenses for travel and business related expenses incurred during the nine months ended September 30, 2011 of $25,948.  As of September 30, 2011 $20,948 of these expenses have not been reimbursed and are classified as Accounts payable - related party in the accompanying financial statements.

During the nine months ended September 30, 2011, the Company entered into six note agreements for a total of $72,500 with Stephen Thomson, our former CEO and a shareholder in the Company, to fund operations.  The notes are unsecured, due on demand, carry a 6% (and 7.5%) interest rate and are classified as Notes payable - related party, in the accompanying financial statements.

During the period ended September 30, 2011, the Company entered into note agreement with Leland Energy, LLC, an entity controlled by our former Chief Executive Officer, Stephen Thompson, for $15,000 related to amounts previously advanced to the Company in October 2010.  The note is unsecured, due on demand, carries a 6% interest rate and is classified as Notes payable - related party, in the accompanying financial statements.

Accrued interest of $1,544 related to the notes has been recorded in Accounts payable - related party during the nine months ended September 30, 2011.

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

The following (unaudited) Pro forma consolidated results of operations for the nine months ended September 30, 2010 have been prepared as if the acquisition had occurred at January 1, 2009.

OIL AND GAS REVENUES	$159,836

Net Loss	$(2,167,088)

Net loss per share basic and diluted	$(0.07)

Weighted average of shares outstanding	32,248,463

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued and there were no material subsequent events that required recognition or additional disclosure in these financial statements.

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

Our Company was originally formed on January 26, 2007 in Delaware. The Company was re-incorporated in Nevada on February 8, 2007. Since its inception the Company has been engaged in the acquisition, development and exploitation of domestic natural resources including mining and timber. As of April 1, 2010, our primary business focus became the exploration and development of oil and natural gas properties as a result of the acquisition of producing oil and gas properties.

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

In June 2011, the Office of Chief Accountant (“OCA”) informed the Company that the acquisition on April 1, 2010 should be treated as a predecessor business acquisition.  The OCA also informed the Company that there was a regulatory requirement for the Company, prior to the closing of the transaction on April 1, 2010, to request a pre-clearance letter from the OCA to present Statements of Revenues and Direct Expenses instead of a full set of financial statements for the interests acquired.

On July 8, 2011 the Company sent the required request; however, that pre-clearance letter was denied and the Company is now required to obtain and file pre-acquisition audits for all 12 selling partnerships as predecessor businesses.  The Company anticipates that it will cost the partnerships approximately $20,000 in audit fees to accomplish this requirement and anticipates the audits to be completed in November 2011.

The Company hired a Reserve Engineer to prepare our Company’s Reserve Report for the April 1, 2010 transaction and the Reserve Report for the December 31, 2010 audit.  The April 1, 2010 reserve report included assumptions based upon business expectations of new wells and well rebuilds which ultimately were not accomplished due to a lack of resources and an uncompleted additional oil & gas acquisition. (See Form 8-K filed on November 18, 2010).

There was a material difference between the valuation in the April 1, 2010 and December 31, 2010 reserve reports. The second impaired our assets by an additional $3 million.  The Company adopted the conclusions of the second reserve report and further impaired its assets, as indicated by the revised report, to $4.3 million.

Proposed Acquisition

On May 2, 2011 the Company announced that it had, through its wholly-owned subsidiary CSI Resources Inc., entered into a definitive Contribution and Exchange Agreement (the “Agreement”) to acquire Elkhorn Goldfields Inc (“EGI”) and Montana Tunnels Mining Inc (“MTMI”) from Elkhorn Goldfields LLC.

The Purchase Price for the Acquisition is one million (1,000,000) shares of 4% Series A Convertible Preferred Stock of the Company (the “Preferred Shares”) with a face value of $350 Million.  The Preferred Shares are convertible into an aggregate of 90 million shares of common stock, which was calculated on a post reverse split basis (on a pre-reverse split basis this issuance would represent nearly 450 million shares).  The determination of the relative value between the Company and both EGI and MTMI was an arms-length negotiation.  Effectively, at closing Elkhorn will represent approximately 91% of the controlled entity’s common stock on a fully diluted basis. Although it is not a requirement or prerequisite of the Acquisition the Company intends to effect a reverse split of the issued and outstanding common stock so there are not more than 8,500,000 shares of common stock issued and outstanding at the Closing of the Acquisition and prior to the issuance of the Preferred Shares.

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

Completion of the Acquisition is contingent upon, among other things, satisfactory completion of due-diligence, receipt of 2010 audited financial statements of Elkhorn, Board approval of the financing by Elkhorn Goldfields, LLC and certain other matters in addition to a separate third party financing of approximately $7.5 million (which can be waived) and other customary closing conditions.

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.  Our natural gas wells are not currently producing.

Supplemental Oil and Gas Information - Comparisons of the three months ended September 30, 2011 and 2010

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended September 30,
	2011	2010
Production
Oil (Bbls)	870	1,049
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	870	1,049

Average Prices
Oil ($/Bbl)	$ 86.02	$ 67.56
Gas ($/Mcf)	$ -	$ -

Average Lifting Cost
Per BOE	$ 88.30	$ 45.52

Our revenues for the three months ended September 30, 2011 were $74,846 as compared to $70,861 for 2010.  The increase in revenues for the period was attributable to an increase of $18.46 in price per barrel realized for oil sales, partially offset by a decrease in production of 179 barrels.  The decrease in production was due to the Company having no production in several wells in 2011 that produced in 2010.

Our operating expenses for production activities for the three months ended September 30, 2011 and 2010 were $76,874 (comprised of $58,130 of lease operating expenses and $18,742 of depreciation, depletion and amortization) and $47,696 (comprised of $12,911 of lease operating expenses and $34,785 of depreciation, depletion and amortization), respectively. The increase in lease operating expenses is attributable to higher hauling and workover costs incurred during the 2011 period.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2010.

Our general and administrative expenses for the three months ended September 30, 2011 and 2010 were $110,990 and $524,375, respectively.  The decrease is primarily attributable to stock compensation of $380,000 and legal fees of approximately $35,000 incurred in 2010, compared to stock compensation of $0 and legal fees of approximately $41,700 incurred in 2011.

Supplemental Oil and Gas Information - Comparisons of the nine months ended September 30, 2011 and 2010

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Nine months ended September 30,
	2011	2010
Production
Oil (Bbls)	2,545	2,069
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	2,545	2,069

Average Prices
Oil ($/Bbl)	$ 93.19	$ 66.63
Gas ($/Mcf)	$ -	$ -

Average Lifting Cost
Per BOE	$ 82.75	$ 61.03

Our revenues for the nine months ended September 30, 2011 were $239,973 as compared to $137,836 for 2010.  The increase in revenues for the period was attributable to an increase of $26.53 in price per barrel realized for oil sales, partially offset by a decrease in production of 506 barrels.  The lower 2010 production was due to the Company having no production during the three months ended March 31, 2010 as the acquisition of these interests was effective April 1, 2010.

Our operating expenses for production activities for the nine months ended September 30, 2011 and 2010 were $213,079 (comprised of $157,285 of lease operating expenses and $55,794 of depreciation, depletion and amortization) and $126,261 (comprised of $27,521 of lease operating expenses and $98,740 of depreciation, depletion and amortization), respectively. The primary reason that lease operating expenses increased is attributed to no oil and gas production during the three months ended March 31, 2010, as the acquisition of these interests was effective April 1, 2010.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2010 and the lack of depreciation, depletion and amortization for the three months ended March 31, 2010.

Our general and administrative expenses for the nine months ended September 30, 2011 and 2010 were $972,600 and $2,166,840, respectively. The decrease is primarily attributable to stock compensation of $1,866,631 and legal fees of approximately $204,000 incurred in 2010, compared to stock compensation of $642,821 and legal fees of approximately $54,000 incurred in 2011.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended September 30, 2011 was $137,140 as compared to $142,105 for the nine months ended September 30, 2010.   The decrease in cash flows used in operations was primarily attributable to favorable changes in operating assets and liabilities, primarily related to increases in amounts payable, in 2011 as compared to the 2010 period.

Our cash used by investing activities for the nine months ended September 30, 2011 was $0 as compared to $50,000 for 2010.  The Company did not purchase any equipment during the 2011 period.

Our cash provided by financing activities for the nine months ended September 30, 2011 was $122,500 as compared to $204,500 for 2010.  The decrease in financing activities was due to the proceeds from the issuance of 631,616 shares of common stock for $50,000 in 2011 compared to 758,850 shares of common stock for $204,500 in the 2010 period. The Company also received proceeds of $72,500 from notes payables in September 30, 2011.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $947,250and $2,155,305 for the nine months ended September 30, 2011 and 2010, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has losses from operations for the nine months ended September 30, 2011.   Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

(b)

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2011.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2010 during our nine months ended September 30, 2011.

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

On May 3, 2011, the Company granted Richard Polep 150,000 restricted shares of Common Stock as Director of the Company.  The fair value of the shares was $12,000.

On May 10, 2011, the Board of Directors granted Gary Kucher 2,825,620 restricted shares of Common Stock in accordance with his employment agreement for services rendered as President of the Company.  The fair value of the shares was $310,821 on May 10, 2011.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2011.

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

Registrant Date: November 21, 2011	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 21, 2011	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)