Form 10-K/A
period 2010-12-31
Consolidation Services, Inc.
filed 2012-02-02
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

Amendment No. 1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission File No. 333-142105

CONSOLIDATION SERVICES, INC.

(Name of small business issuer as specified in its charter)

Delaware	20-8317863
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Drive, Las Vegas, NV  89102

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

Documents Incorporated by Reference: None

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and is being filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission to amend and restate Item 8 of the Original Report to remove the audit report of GBH CPAs, PC. and to label the columns of the financial statements for fiscal years ended December 31, 2010 and December 31, 2009 as “Unaudited.”  As a result, the Company’s Form 10-K for December 31, 2010 is deficient, as well as the consolidated financial statements filed in Forms 10-Q for the periods ending June 30, 2010 and September 30, 2010.  Accordingly, these financial statements should no longer be relied upon, as goodwill should not have been recorded or impaired under the new and final valuation of $4.3 million.

The Company will amend the Form 10-K, as well as its Form 10-Q for June 30, 2010 and September 30, 2010 to remove the impairment of goodwill as a result of a change in the Registrant’s valuation of its Reserve Report.  The columns of the financial statements included in this report have been relabeled as “Unaudited.”

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-K, Forms 10-Q and Forms 8-K the Company has filed in 2010, 2011 and 2012.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

3

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS:	December 31,
	2010	2009
CURRENT ASSETS	(Unaudited)	(Unaudited)
Cash	$17,236	$-
Accounts receivable	10,892	-
Total current assets	28,128	-
PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 and $868,826, respectively, of unproved property costs using the successful efforts method of accounting.	4,462,552	868,826
Support equipment, net	773,300	-
Assets of discontinued operations	-	6,231,470
TOTAL ASSETS	5,263,980	7,100,296
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	165,916	-
Advance from related party	15,000	-
Liabilities of discontinued operations	-	2,964,585
Total current liabilities	180,916	2,964,585
Asset retirement obligations	21,562	-
TOTAL LIABILITIES	202,478	2,964,585
CONTINGENCIES AND COMMITMENTS	-	-
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 220,000,000 shares authorized;
42,309,053 and 15,257,220 issued and outstanding as of
December 31, 2010 and 2009, respectively	42,309	15,257
Additional paid-in capital	19,564,684	5,842,136
Noncontrolling interest	-	501,275
Common stock subscription	-	(871,000)
Accumulated deficit	(14,545,491)	(1,351,957)
Total stockholders' equity	5,061,502	4,135,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,263,980	$7,100,296

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
	(Unaudited)	(Unaudited)
OIL AND GAS REVENUES	$194,251	$-
COSTS AND OPERATING EXPENSES:
Lease operating expenses	86,413	-
Depreciation, depletion, amortization and accretion	59,706	-
Impairment of assets	10,912,035	-
General and administrative	2,329,591	121,114
Total costs and operating expenses	13,387,745	121,114
OPERATING LOSS	(13,193,494)	(121,114)
OTHER EXPENSES
Interest expense	40	-

Total other expense	40	-
LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(13,193,534)	(121,114)

LOSS FROM CONTINUING OPERATIONS	(13,193,534)	(121,114)

LOSS FROM DISCONTINUED OPERATIONS	-	(476,282)

NET LOSS	$(13,193,534)	$(597,396)

Net loss attributable to noncontrolling interest	-	36,413
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,193,534)	$(633,809)
BASIC AND DILUTED LOSS PER SHARE,
ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(0.39)	$(0.01)
Discontinued operations	$-	$(0.03)
Net loss	$(0.39)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	34,124,245	15,124,380

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

			Additional	Common Stock
	Common Stock		Paid-in	Subscribed	Non-Controlling	Accumulated
	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

DECEMBER 31, 2008	15,093,970	$15,094	$5,708,799	$(880,000)	$512,862	$(718,148)	$4,638,607

Common shares repurchased at $1.92 per share	(6,250)	(6)	(11,994)	-	-	-	(12,000)

Common stock issued for cash	117,000	117	87,633	-	-	-	87,750

Common stock issued for services at $1.10 per share	52,500	52	57,698	-	-	-	57,750

Dividends paid	-	-	-		(48,000)	-	(48,000)

Stock subscription received	-	-	-	9,000	-	-	9,000

Net loss	-	-	-	-	36,413	(633,809)	(597,396)

DECEMBER 31, 2009	15,257,220	15,257	5,842,136	(871,000)	501,275	(1,351,957)	4,135,711

Common stock issued for cash	858,850	859	203,641				204,500

Common stock issued for services	3,406,111	3,406	1,939,025				1,942,431

Common stock issued for asset purchase	22,786,872	22,787	15,244,417				15,267,204

Spin off of mining operations			(3,664,535)	871,000	(501,275)		(3,294,810)

Net loss						(13,193,534)	(13,193,534)

DECEMBER 31, 2010	42,309,053	$42,309	$19,564,684	$-	$-	$(14,545,491)	$5,061,502

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
	(Unaudited)	(Unaudited)
Net loss	$(13,193,534)	$(597,396)
Adjustments to reconcile net loss to net cash
used in operating activities:
Discontinued operations	-	476,282
Depreciation, depletion, and amortization	58,314	-
Impairment of assets	10,912,035	-
Common stock issued for services	1,942,431	57,750
Accretion of asset retirement obligations	1,392	-
Changes in operating assets and liabilities:
Accounts receivable	(10,892)	-
Accounts payable	137,990	-
Net cash used in operating activities	(152,264)	(63,364)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,000)	-
Net investing activities of discontinued operations	-	(140.907)
Net cash used in investing activities	(50,000)	(140,907)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	204,500	96,750
Common stock retired	-	(12,000)
Proceeds from note payable - related party	22,000	-
Repayments of note payable - related party	(22,000)	-
Advance from related party	15,000	-
Net financing activities of discontinued operations	-	119,521
Net cash provided by financing activities	219,500	204,271
INCREASE IN CASH	17,236	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$17,236	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$11,983
Interest Paid	$40	$-
Supplemental disclosure of non-cash investing and financing activities
Increase in asset retirement obligations	$20,170	$-
Issuance of common stock for purchase of assets	$15,267,204	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee.  Until January 1, 2010, the Company sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 8- Discontinued Operations”).  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010.  On April 1, 2010, the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties (See “Note 10 - Acquisitions”).

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs (including related support equipment) to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately $58,000 and $0 for the years ended December 31, 2010 and 2009, respectively.

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

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Property, Plant, and Equipment” .  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties. During the year ended December 31, 2010 the Company impaired $10,912,035 of goodwill related to the acquisition of producing oil and gas properties (See “Note 10 - Acquisitions”).

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

NOTE 4 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

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

As of December 31, 2010 (Unaudited)

Unproved oil and gas properties	$1,199,286

Proved oil and gas properties	3,309,880

Accumulated depreciation, depletion, and amortization	(46,614)

Net capitalized costs	$4,462,552

Net capitalized costs related to asset retirement obligations in the amount of $20,170, as of December 31, 2010, was included in net capitalized costs.

As of December 31, 2009 (Unaudited

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

Year ended December 31, 2010 (Unaudited)

Acquisition of properties - proved	$3,289,710

Acquisition of properties - unproved	330,460

Exploration costs	-

Development costs	805,170

Total costs incurred	$4,425,340

Year ended December 31, 2009 (Unaudited)

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2010 and 2009 (in thousands).  Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf).  Gas is converted to barrels of oil equivalent (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2010 (Unaudited)			2009 (Unaudited)
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:	-	-	-	-	-	-
Beginning of period
Revisions	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Purchases of minerals-in-place	109	1,153	300	-	-	-
Production	(3)	-	(3)	-	-	-
End of period	106	1,153	297	-	-	-

Proved developed reserves:
Beginning of period	-	-	-	-	-	-
End of period	77	122	97	-	-	-

Proved undeveloped reserves:
Beginning of period	-	-	-	-	-	-
End of period	29	1,031	200	-	-	-

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

The following table sets forth the standardized measure of discounted future net cash flows (stated in thousands) relating to proved reserves for the years ended December 31, 2010 and 2009, respectively:

	2010 (Unaudited)	2009 (Unaudited)
	(in thousands)
Future cash inflows	$12,548	$-
Future costs:
Production	(6,794)	-
Development	(1,174)	-
Income taxes	-	-
Future net cash inflows	4,580	-
10% discount factor	(2,949)	-
Standardized measure of discounted net cash flows	$1,631	$-

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of future net cash flows discounted at 10% per annum (stated in thousands):

	2010 (Unaudited)	2009 (Unaudited)
Beginning of period	$-	$-
Sales of oil and natural gas produced, net of production costs	(108)	-
Extensions and discoveries	-	-
Net change of prices and production costs	-	-
Change in future development costs	-	-
Previous estimated development costs incurred	-	-
Revisions of previous quantity estimates	-	-
Accretion of discount	-	-
Change in income taxes	-	-
Purchases of reserves in place	1,739	-

End of period	$1,631	$-

NOTE 5- EQUITY

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

NOTE 6- INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Current:	(Unaudited)	(Unaudited)
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$625,537	$203,975
State	-	-
	625,537	203,975
Valuation allowance	(625,537)	(203,975)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	0.0%	0.0%
Non-deductible items, net	29.0%	0.0%
Change in valuation allowance	5.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net operating loss carryforward	625,537	203,975
Valuation allowance	(625,537)	(203,975)

Deferred income tax asset	$-	$-

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

Accordingly, the Company reclassified the assets, liabilities and operations related to its former coal mining activities as discontinued operations.  Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations spun off to Colt Resources, Inc. as net assets of discontinued operations, net liabilities of discontinued operations and operations from discontinued operations in accordance with ASC Topic 360,  Accounting for the Impairment or Disposal of Long Lived Assets . Details of those classifications are shown below.

	December 31, 2010	December 31, 2009
Net assets of discontinued operations:	(Unaudited)	(Unaudited)
Cash	$-	$26,966
Prepaid expenses	-	43,313
Property and equipment, net	-	6,161,191
Assets of Discontinued Operations	$-	$6,231,470

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$802,881
Notes payable - related parties	-	1,209,123
Notes payable	-	952,581
Liabilities of Discontinued Operations	$-	$2,964,585

	Years ended December 31,
	2010	2009
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$-	$238,979
Operating expenses	-	(573,273)
Interest expense	-	(141,988)
Loss from Discontinued Operations	$-	$(476,282)

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

4.  On August 30, 2010, the Company executed a Settlement Agreement by and among Begley Properties, LLC (“Begley”), Buckhorn Resources, LLC (“Buckhorn”), East Kentucky Land Corporation (“EKLC”) and the Company.  Begley, Buckhorn and EKLC are parties to certain litigations involving a claim to quiet title to approximately 500 acres of property in Eastern Kentucky.  As reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2009, the legal proceedings are captioned:  Begley Properties LLC , Plaintiff v. Buckhorn Resources, LLC and East Kentucky Land Corporation , Defendants, Leslie Circuit Court, Civil Action 05-CI-00275.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10- ACQUISITIONS

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

	Years ended
	2010	2009
	(Unaudited)	(Unaudited)
OIL AND GAS REVENUES	230,251	138,949

Net Loss	(13,57,534)	(640,756)

Net loss per share basic and diluted	$(0.38)	$(0.04)

Weighted average shares outstanding	34,731,814	15,092,538

NOTE 11 - SUBSEQUENT EVENTS

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidation Services, Inc.

Dated: February 1, 2012		/s/ Gary Kucher
	By:	Gary Kucher
	Its:	Chief Executive Officer (Principal Executive Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 1, 2012		/s/ Gary Kucher
	By:	Gary Kucher
	Its:	Chief Executive Officer

Dated: February 1, 2012		/s/ Richard Polep
	By:	Richard Polep
	Its:	Chief Financial Officer,
Principal Accounting Officer,
Director

Dated: February 1, 2012		/s/ Richard Herstone
	By:	Richard Herstone
	Its:	Director

5