Form 10-K/A
period 2010-12-31
Consolidation Services, Inc.
filed 2012-02-09
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference: None

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and is being filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission to amend and restate Item 8 of the Original Report to remove the audit report of GBH CPAs, PC. and to label the columns of the financial statements for fiscal years ended December 31, 2010 and December 31, 2009 as “Unaudited.”  As a result, the Company’s Form 10-K for December 31, 2010 is deficient, as well as the consolidated financial statements filed in Forms 10-Q for the periods ending June 30, 2010 and September 30, 2010.  Accordingly, these financial statements should no longer be relied upon, as goodwill should not have been recorded or impaired under the new and final valuation of $4.3 million. The amount of the error is approximately $10.9 million. The net loss would be reduced by $10.9 million, loss per share would be reduced by $0.32 and accumulated deficit would be reduced by $10.9 million.

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

Consolidation Services, Inc.

Dated: February 9, 2012		/s/ Gary Kucher
	By:	Gary Kucher
	Its:	Chief Executive Officer (Principal Executive Officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 9, 2012		/s/ Gary Kucher
	By:	Gary Kucher
	Its:	Chief Executive Officer

Dated: February 9, 2012		/s/ Richard Polep
	By:	Richard Polep
	Its:	Chief Financial Officer,
Principal Accounting Officer,
Director

Dated: February 9, 2012		/s/ Richard Herstone
	By:	Richard Herstone
	Its:	Director

5