Form 10-K/A
period 2010-12-31
Consolidation Services, Inc.
filed 2012-06-04
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10 - K/A

Amendment No. 3

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

2300 West Sahara Drive, Suite 800, Las Vegas, NV 89102

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and is being filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission to amend and restate the financial statements.  Accordingly, these consolidated financial statements have been restated to remove the impairment of goodwill and value the acquisition based upon the final reserve valuation of $4.3 million.

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships based upon an oil and gas reserve valuation of $4.3 million.  The acquisition of the Leland partnerships were originally recorded at a valuation of $15,267,204 based on the fair value of the common stock consideration and goodwill was recorded for $10,912,035 in connection with the acquisition.  Immediately following the acquisition, the Company recorded an impairment of the goodwill.  The consolidated financial statements have been restated to eliminate the initial valuation and subsequent impairment of goodwill.

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of December 31, 2010.  As originally reported, the Company reported the difference between the trading price of the common stock and the fair value of the assets as goodwill.  The amount of the goodwill which created this error is approximately $10.9 million. The net loss was reduced by $10.9 million, loss per share was reduced by $0.32, accumulated deficit was reduced by $10.9 million and additional paid-in capital was reduced by $10.9 million.

The consolidated financial statements have also been restated for the year ended December 31, 2010 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including (i) audited financial statements of the Predecessor for the year ended December 31, 2009, and for the period from January 1, 2010 through April 1, 2010, the date the Leland partnerships were acquired by the Company and (ii) a discussion of the Predecessor’s financial condition and results of operations for the year ended December 31, 2009, and for the period from January 1, 2010 through April 1, 2010.

The Company will amend its Form 10-Q for June 30, 2010 and September 30, 2010 to remove the impairment of goodwill as a result of a change in the Registrant’s valuation of its Reserve Report and to present the proper Predecessor presentation.   Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-K, Forms 10-Q and Forms 8-K the Company has filed in 2010, 2011 and 2012.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

Consolidation Services, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 and 2009

iii

PART I

ITEM 1 - BUSINESS

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

General

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. Since formation, the Company has been engaged in the acquisition, development and exploitation of domestic natural resources. Until January 1, 2010, the Company ’s sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 9 - Discontinued Operations” of the accompanying consolidated financial statements included herein at PART II, ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010 seeking to identify exploitation opportunities of its existing mineral rights in Tennessee and to identify additional oil & gas and other natural resource acquisition opportunities .  On April 1, 2010, the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties in Kentucky and Tennessee. The Company’s current operations consist primarily of the exploration and development of those oil and gas mineral reserves.

Kentucky and Tennessee Properties

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated partnerships which comprised a total of 657 individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee.

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

Marketing and Business Strategy

The Company has three main priorities regarding the growth of its current operations and assets: (1) the development and further exploitation of our most recently acquired oil & gas operations in Kentucky and Tennessee; (2) evaluation of our legacy (pre-2010) oil & gas mineral rights in Tennessee to determine potential for exploitation and development; (3) the ongoing pursuit to identify unique acquisition and development opportunities in the natural resource sector.

Research and Development

We have not allocated funds for conducting research and development activities. We do not anticipate allocating funds for research and development in the immediate future.

Oil and Gas Overview

We occasionally pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk. Our prospects are generally brought to us by other oil and gas companies or individuals. We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return. In additional to reserve reports and other 3rd party evaluations, we strive to use modern technology such as 3-D seismic, where applicable, to help us identify potential oil and gas reservoirs and to mitigate our risk. We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential. We seek out other industry partners to maintain a balanced working interest in all of our projects.

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

Our success depends on the successful acquisition, exploration and development of commercial grade mineral rights, oil and gas leases or natural resource properties as well as the prevailing prices for oil and natural gas to generate future revenues and operating cash flow. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We believe there are significant opportunities available to us in the oil and gas exploration and development industry.

Marketing/Distribution

The Company has entered into contracts with various oil and gas operations for the purpose of extracting oil and gas reserves and to market and distribute such extractions for resale.  The company has several relationships with operators such as Barrett Oil Purchasing, Inc. and Coomer Oil LLC.  These operators purchase our extracted oil and gas.

Government Regulation

Oil and Gas operations:

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

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and cleanup requirements, which could have a significant adverse effect on our operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse effect on our operating costs.

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

The Company’s oil and gas operators will be subject to the Federal Clean Water Act and corresponding state laws which affect operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Federal Clean Water Act and corresponding state laws could cause the Company’s oil and gas operators to incur significant additional costs that adversely affect our future operating results.

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

ITEM 1A. - RISK FACTORS.

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

We only have a limited history and we are subject to all risks inherent in a developing business enterprise.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the mineral exploration and extraction businesses and the competitive and regulatory environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of exploration.  We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.  Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plan include investing in and developing potential natural resources that may exist on or under the Company’s properties in Tennessee and Kentucky, and/or to acquire additional revenue producing assets.  Management intends to use advances from related parties, asset based lending, borrowing, or financing from the issuance or exercise of its securities to mitigate the effects of its cash position, however, no assurance can be given that such sources of financing, if and when required, will be available.

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

Our strategy of developing the existing exploration properties and acquiring additional mineral rights is subject to a variety of risks, including the:

•

Inability to locate valuable minerals at the properties;

•

Failure or unanticipated delays in developing the exploration properties where we have mineral rights;

•

Property ownership rights on the property where the mineral rights are located;

•

Inability to negotiate favorable mineral rights agreements on satisfactory terms and conditions;

•

Increases in the prices of equipment due to increased competition for acquisition opportunities or other factors; and

•

Inability to sell any extracted minerals

If we are not able to successfully address these risks, it would materially harm our business to the point of having to cease operations and impair the value of our common stock to the point investors may lose their entire investment.

If we do not obtain new financings in an amount sufficient to pursue development activities at the Company’s properties, and to pursue the acquisition of mineral rights and other natural resources, our operations will be reduced.

To date we have relied on recent private placement financings in order to fund exploration and development of the Company’s properties.  We will continue to require additional financing to complete our plan of operations for development work at the properties and to pursue the acquisition of mineral rights and other natural resource opportunities.  While our financing requirements may be reduced if we successfully extract valuable minerals, any impairment in our ability to raise additional funds through financings would reduce the available funds for the development of the properties, including additional exploration activities, with the result that our plan of operations may be adversely affected and potential recoveries reduced or delayed.

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

•

the price and level of foreign imports; and

•

overall domestic and global economic conditions.

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

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success will depend in large part on our ability to retain key consultants and advisors. Our inability to retain their services could negatively affect our business and our ability to execute our business strategy.

If the cost of recovering mineralized material at the properties is higher than anticipated, then our financial condition and ability to pursue additional exploration will be adversely affected.

We have proceeded with petroleum engineering and geological surveys and sampling.  If the actual costs are greater than anticipated, then cash used in the exploration activities at the properties will be greater than anticipated.  An increase in the funds used in sampling and surveying activities will cause us to have fewer funds for other expenses, such as administrative and overhead expenses and exploration of our other mineral properties.  In this event, our financial condition will be adversely affected and will have fewer funds with which to pursue our exploration programs.

Exploration activities are inherently hazardous.

Mineral exploration activities involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Operations that we undertake will be subject to all the hazards and risks normally incidental to the exploration for minerals, any of which could result in work stoppages, damage to property and possible environmental damage.  The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business prospects.

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

We are subject to all governmental rules, laws and regulations relating to the mining industry in the U.S., and we fully intend to comply therewith.  However, there is no assurance the governmental agencies having jurisdiction over us, our operations and properties, will not enact laws, rules and/or regulations in the future which may have an adverse effect on us and our operations.

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

The Company has never paid any cash dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.  As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

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

Anti-Takeover, Limited Liability and Indemnification Provisions

Certificate of Incorporation and By-laws.

Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common or preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•

diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

•

putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

•

effecting an acquisition that might complicate or preclude the takeover.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

The Company has an unresolved comment letter dated July 13, 2011 in which there are outstanding comments to be cleared by the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934.  The filing of this amendment is intended to respond to those open comments.  The Company has responded to all other outstanding comments presented by the Commission staff.

ITEM 2 - PROPERTIES

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

In February 9, 2011, the State of California entered an Order against Leland Energy, Inc., Leland Kentucky Holding, Inc., Stephen M. Thompson, Annex Drilling Fund LLP, The Appalachian Drilling Fund II, LLP, BC-2 Drilling Fund, LLP, Block City Drilling Fund, LLP, Energy Production Revenue Drilling Fund, LLP, Green County Energy Fund, LLP, Knox Drilling Fund, LLP, Know Drilling Fund II, LLP, Production Revenue Drilling Fund, LLP, and Rogers Production Revenue Fund, LLP for claims that the parties violated Corporations Code 25401.  The State of California alleged that the offering materials omitted material facts, that on August 11, 1981 the Wisconsin Commissioner of Securities issued an Order of Prohibition against Stephen Thompson for securities violation and on September 5, 2002 issued another Order of Prohibition against Stephen Thompson and Leland Energy. Also, on May 13, 2003 the Pennsylvania Securities Commission issued a Cease and Desist Order against Leland Energy   prohibiting the offering or sale of securities unless they retain counsel knowledgeable in securities laws applicable to filings with the Commission.

Leland Energy, Inc. has settled this matter which requires Leland Energy, Inc. to pay monthly payments of $18,000 for a total of $1,314,477.23 in restitution and $51,500 in penalties to individual partners in the partnerships.  The payments commence on May 1, 2012 for a period of five (5) years until paid in full. Leland neither admitted nor denied the allegations claimed but believes it is in the best interest of Leland and a sound business decision to settle this matter for all of the parties.

The Company was not a party to these proceedings and did not assume any liabilities of the above mentioned partnerships.  In the opinion of legal counsel, the State of California has no recourse against the Company.

ITEM 4 - (REMOVED AND RESERVED)

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

Period	High Trade	Low Trade
2010
Fourth Quarter	$.23	$.23
Third Quarter	$.245	$.245
Second Quarter	$.50	$.50
First Quarter	$1.10	$1.10

2009
Fourth Quarter	$1.20	$0.65
Third Quarter	$1.15	$0.75
Second Quarter	$1.15	$1.15
First Quarter	$1.15	$0.61

On April 13, 2011 there were 626 stockholders of record and 42,943,669 shares of our common stock issued and outstanding and the closing price per share was $.07.

To date, the Company has never declared or paid any cash dividends on our capital stock and we do not expect to pay any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

All issuances of restricted securities by the Company during the year ended December 31, 2010 were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2010.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	-0-	-0-	5,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	5,000,000

(1) Consists of our 2007 Employee Stock Incentive Plan.

Issuer Repurchases

The Company does not have any securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ITEM 6 - SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations and Financial Position of CNSV

Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009
	Restated
Revenues	$194,251	$-
Operating and Other Expenses	(2,475,750)	(633,809)

Net Loss	$(2,281,499)	$(633,809)

Balance Sheet Data:
	December 31,
	2010	2009
	Restated
Current Assets	$28,128	$-
Total Assets	5,263,980	7,100,296
Current Liabilities	180,916	2,964,585
Non Current Liabilities	21,562	-
Total Liabilities	202,478	2,964,585
Working Capital (Deficit)	(152,788)	(2,964,585)
Shareholders’ Equity	$5,061,502	$4,135,711

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

Effective as of January 1, 2010, for tax and accounting purposes, the Company transferred and assigned to Colt all of the assets (“Colt Assets”) relating to the coal mining business of the Company as well as all other assets owned by the Company, except for oil and gas rights minus 12.5% overriding royalty payments to Colt in the oil and gas assets retained by the Company.  The Company is in the process of filing the necessary assignments, mineral deeds, or similar filings with the appropriate Government Entities (as defined) in order to reflect the royalty assignments.  Colt assumed the liabilities of CNSV (“Colt Liabilities”) which are generally all liabilities of the Company as of December 31, 2009, except for the obligation to file regulatory filings and taxes; the Company’s coal mining business and any liabilities arising out of the operations of Colt’s business after January 1, 2010; and any and all liabilities of the Company under which it is an obligor by reason of any guarantee or contractual commitment.  The consideration for the Spin-off was all of the shares of Colt common stock to be distributed to the Company’s stockholders of record as of January 31, 2010.  Together with an Information Statement, Colt has issued certificates representing 100% of the shares of Colt common stock to each shareholder of the Company’s Common Stock on the Record Date on a pro-rata basis, of one (1) share of Colt common stock for each one (i) share of Company’s Common Stock so held by such record holder.  The certificates for the Colt common stock shall be delivered directly to each record holder by mail at their respective addresses as listed in the Company’s transfer agent’s books and records.

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

Since April 1, 2010, the Company has been engaged solely in the exploitation of our oil and gas mineral rights in Kentucky and Tennessee.  In addition, the Company’s business strategy includes an ongoing search to identify unique opportunities to acquire and develop additional oil & gas mineral rights and operations and/or other natural resources opportunities, with a goal of increasing current revenue and long-term value.  The Company also owns oil and gas mineral rights on an additional 12,000 acres (approximately) in Eastern Kentucky

At this stage, our activities have been limited to pursuing our strategy to identify and acquire additional natural resource opportunities including but not limited to oil & gas mineral rights, leases and operations. There can be no assurance at this stage that the Company will acquire assets using restricted securities now or in the future, or that we will have access to cash to acquire other assets and interests.  If we are unable to acquire assets using our securities, we intend to leverage our existing assets, as well as seek to raise capital though the sale of equity and/or debt securities.  Our ultimate success will depend on our ability to acquire assets and raise additional capital on a timely basis in order to take advantage of opportunities which become available to us.  In any event, there can be no assurance that we will be able to develop rights or resources which may exist on our properties in economically feasible quantities, if at all, or that such potential resources can be extracted.

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated partnerships which comprised a total of the individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, the sellers received an aggregate of 22,786,872 common shares of the Company’s common stock.  Management believes that the acquisition of the assets, included in the 12 asset purchase agreements, provides our Company with increased acres available for future drilling, as well as already drilled operating wells.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for period ended April 1, 2010 was $0, period ended December 31, 2010 of $58,000 and year ended December 31, 2010 was approximately $58,000 and  2009  was $ 0, respectively.

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

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 3605, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the year ended December 31, 2010 management had no impairment of the Company’s long lived assets.

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

Accounts Receivable

Substantially, all of the Company’s accounts receivable consists of accrued revenues from oil and gas production for the year ended December 31, 2010 from third party companies in the oil and gas industry.  This concentration of customers may be a consideration of the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity’s net worth, cash flows, earnings and credit ratings

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, and accounts payable approximate fair value.

Asset retirement obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

Successor Company

	Year Ended December 31,
	2010	2009
Production
Oil (Bbls)	2,819	-
Gas (Mcf)	-	-
Barrels of Oil Equivalent (BOE)	2,819	-

Average Prices
Oil ($/Bbl)	$68.90	$-
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per Boe	$30.65	$-

Predecessor Company

Year Ended December 31,
2009
Production
Oil (Bbls)	4,648.
Gas (Mcf)	-
Barrels of Oil Equivalent (BOE)	4,648

Average Prices
Oil ($/Bbl)	$74,72
Gas ($/Mcf)	$-

Average Lifting Cost
Per Boe	$20.59

Results of Operations - Successor Company

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the period ended April 1, 2010 were $0, period ended December 31, 2010 and year ended December 31, 2010 were $194,251 as compared to $0 for 2009.  Our revenues are from the sale of our oil and gas production.  During the year ended December 31, 2010 we produced approximately 2,819 barrels and received an average price per barrel of $68.90.

Our operating expenses for production activities for the period ended April 1, 2010 were $0 and period ended and year ended December 31, 2010 were $146,119 (comprised of $86,413 of lease operating expenses and $59,706 of depreciation, depletion and amortization) as compared to $0 for 2009.  Our primary operation is the drilling and production of our oil and gas properties.  The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance.

Our general and administrative expenses for the period ended April 1, 2010 were $41,291, period ended December 31, 2010 were $2,288,300, and year ended December 31, 2010 were $2,329,591 as compared to $121,114 for 2009.   The increase in general and administrative expenses was due to the additions to our management team and the hiring of consultants in connection with the planned acquisition of Grayson Services, Inc which was terminated, as well as in anticipation of future acquisitions.  We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We recorded a loss from discontinued operations for the year ended December 31, 2009 of $476,282. The Company is currently engaged in the exploration and development of oil in Tennessee.  Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 9 - Discontinued Operations” to the accompanying Unaudited Consolidated Financial Statements).   The Company’s coal mining operations and its timber harvesting operations were its primary operations and only sources of revenues for the year ended December 31, 2009.

We incurred net losses of $41,331 for the period ended April 1, 2010, $2,240,168   for the period ended December 31, 2010, and $2,281,499 for the year ended December 31, 2010 as compared to $597,396 for year ended December 31, 2009, due to the factors discussed above.

Results of Operations - Predecessor Company

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the period ended April 1, 2010 were $67,552 and year ended December 31, 2009 were $347,282.  Our revenues are from the sale of our oil and gas production.  During the period ended April 1, 2010, we produced approximately 685 barrels and received an average price per barrel of $98.62 and for the year ended December 31, 2009 we produced approximately 4,648 barrels and received an average price per barrel of $74.72.

Our operating expenses for production activities for the period ended April 1, 2010 were $61,596 (comprised of $36,550 of lease operating expenses and $25,046 of depreciation, depletion and amortization) and for the year ended December 31, 2009 were $208,040 (comprised of $99,742 of lease operating expenses and $108,298 of depreciation, depletion and amortization).  Our primary operation is the drilling and production of our oil and gas properties.  The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance.

Our general and administrative expenses for the period ended April 1, 2010 were $182 and for the year ended December 31, 2009 were $8,376.   The decrease in general and administrative expenses was due to the fact that there were limited employees to run the free flowing wells.

Our impairment of oil and gas properties for the period ended April 1, 2010 were $0 and year ended December 31, 2009 was $545,616 and impairment of non-operating assets of the Leland Energy note of $2,500,000.  The impairment of the non-operating assets was a note with a combined partnership of Leland Energy that agreed to write off the note as part of the agreement of the acquisition of the oil and gas properties by Consolidations Services Inc.

We incurred net income of $5,774 for the period ended April 1, 2010 and a net loss of $2,914,750 for the year ended December 31, 2009, due to factors discussed above.

Liquidity and Capital Resources - Successor Company

Our cash used in operating activities for the period ended April 1, 2010 was $13,169, used in operating activities for the period ended December 31, 2010 was $139,095, and used in operating activities for year ended December 31, 2010 was $152,264  as compared to $63,364 for the year ended December 31, 2009.   The increase in cash used in operating activities was primarily attributable to higher general administrative expenses for employees and services for 2010 as compared to 2009.

Cash used in investing activities for the period ended April 1, 2010 was $0, period ended December 31, 2010 was $50,000, and year ended December 31, 2010 was $50,000 as compared to $140,907 for the year ended December 31, 2009.  For the period ended December 31, 2010, the Company invested $50,000 in additional support equipment to be used in its oil and gas operations.  For the year ended December 31, 2009, the Company invested $140,907 in assets to be used in its prior coal and timber operations.

Our cash provided by financing activities for the period ended April 1, 2010 was $22,000, for the period ended December 31, 2010 was $197,500, and for the year ended December 31, 2010 was $219,500, as compared to $204,271 for the year December 31, 2009.  The increase in financing activities was due to the proceeds from the issuance of common stock of $204,500 as compared to $96,750 for December 31, 2010 and 2009, respectively.  A shareholder advanced funds in the amount of $37,000 and that advance was repaid in the amount of $22,000 for the year ended December 31, 2010.

Liquidity and Capital Resources - Predecessor Company

Our cash provided by operating activities for the period ended April 1, 2010 was $14,311 and for the year ended December 31, 2009 was $237,112.   The increase in cash provided by operating activities was primarily attributable to the operating costs for operating the oil and gas properties.

Cash used in investing activities for the period ended April 1, 2010 was $0 and for the year ended December 31, 2009 was $1,037,862.  The Company raised funds from a partnership to resume oil and gas drilling on the combine partnerships leases.

Our cash used in financing activities for the period ended April 1, 2010 and our cash provided by financing activities for the year ended December 31, 2009 was $782,591.  The Company received $2,500 in cash contributed from a partnership interest and had partnership withdrawals of $8,729 for the period ended April 1, 2010. The Company received $1,292,139 in cash contribution from a partnership interest and had partnership withdrawals of $509,548 for the year ended December 31, 2009.

Our plan of operations is uncertain and is dependent on our ability to effectively drill oil and gas and obtain contract and leasing opportunities on oil and gas properties. There are no assurances of the ability of our company to drill economically producible wells. The process/practice of drilling oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $41,331 for the period ended April 1, 2010, $2,240,168 for the period ended December 31, 2010 and for the year ended December 31, 2010 was $2,281,499 as compared to $597,396 for the years ended and 2009, respectively.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  As discussed in the notes to the accompanying audited consolidated financial statements, the Company sustained losses from operations for the year ended December 31, 2010 of $2,281,499.  Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms	F-1

Successor Company Consolidated Balance Sheets as of December 31, 2010 (restated) and 2009 and Predecessor Company as of December 31, 2009	F-3

Successor Company Consolidated Statements of Operations for the period ended April 1, 2010, period ended December 31, 2010 (restated), year ended December 31, 2010 (restated), and 2009 and Predecessor Company for the period ended April 1, 2010 and year ended December 31, 2009

F-4

Successor Company Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009	F-5

Predecessor Company Statement of Partnership Equity as of December 31, 2009	F-6

Successor Company Consolidated Statements of Cash Flows for the period ended April 1, 2010, period ended December 31, 2010 (restated), year ended December 31, 2010, and 2009 and Predecessor Company for the period ended April 1, 2010 and year ended December 31, 2009

F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Consolidation Services, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Consolidation Services, Inc. (the “Company” or “Successor”) as of December 31, 2010 and 2009,and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The combined balance sheet of the Leland Partnerships (“Predecessor Company”) as of December 31, 2009 and the related combined statements of operations, partners’ capital and cash flows for the year ended December 31, 2009 and for the period from January 1, 2010 through April 1, 2010 were audited by other auditors.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company sustained losses from operations for the year ended December 31, 2010 of $2,281,499.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ended December 31, 2010 have been restated.

/s/ GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 14, 2011 except for the effects of the restatement discussed in Note 1 which is May 31, 2012

S.E. Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Independent Auditors’ Report

Leland Energy, Inc.

Leland Kentucky Holdings, Inc.

Managing Partners for the Managed Group

We have audited the accompanying combined December 31, 2009 and April 1, 2010 balance sheets of the entities "Predecessor Company" whose assets were sold to Consolidation Services, Inc. as of April 1, 2010 and the related combined statements of operations, changes in partnership equities and cash flows for the periods then ended. These financial statements are the responsibility of the Managing Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position at December 31, 2009 and April 1, 2010 of the entities whose assets were sold to Consolidation Services, Inc. as of April 1, 2010, and the combined results of their operations, changes in partnership equities, and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ S.E. Clark & Company, P.C.

Tucson, Arizona

February 29, 2012

Member: National Association of Certified Valuation Analysts

742 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
			PREDECESSOR
	SUCCESSOR COMPANY		COMPANY

ASSETS:	December 31,
	2010	2009	December 31, 2009
	Restated
CURRENT ASSETS
Cash	$17,236	$-	$338
Accounts receivable	10,892	-	6,353
Total current assets	28,128	-	6,691

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 and $868,826, respectively, of
unproved property costs using the successful efforts method of accounting.	4,462,552	868,826	3,586,932
Support equipment, net	773,300	-	720,809
Net assets of discontinued operations	-	6,231,470	-
TOTAL ASSETS	5,263,980	7,100,296	4,314,432

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	165,916	-	5,600
Advance from related party	15,000	-	-
Net liabilities of discontinued operations	-	2,964,585	-
Total current liabilities	180,916	2,964,585	5,600

Asset retirement obligations	21,562	-	16,157

TOTAL LIABILITIES	202,478	2,964,585	21,757

CONTINGENCIES AND COMMITMENTS	-	-	-

STOCKHOLDERS' EQUITY:
Preferred shares. $0.001 par value, 20,000,000 shares authorized;
0 issued and outstanding as of December 31, 2010 and 2009, respectively	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
42,309,053 and 15,257,220 issued and outstanding as of
December 31, 2010 and 2009, respectively	42,309	15,257	-
Additional paid-in capital	8,652,649	5,842,136	-
Noncontrolling interest	-	501,275	-
Common stock subscription receivable	-	(871,000)	-
Accumulated deficit	(3,633,456)	(1,351,957)	-
Total stockholders' equity	5,061,502	4,135,711

PARTNERSHIP EQUITIES
Total partnership equities	-	-	4,292,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,263,980	$7,100,296	$4,314,432

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	SUCCESSOR COMPANY				PREDECESSOR COMPANY
	Period From	Period From	Year Ended	Year Ended	Period From	Year Ended
	January 1, 2010 through	April 2, 2010 through	December 31,	December 31,	January 1, 2010 through	December 31,
	through April 1, 2010	through December 31, 2010	2010	2009	through April 1, 2010	2009
		Restated	Restated
OIL AND GAS REVENUES	$-	$194,251	$194,251	$-	$67,552	$347,282

COSTS AND OPERATING EXPENSES:
Lease operating expenses	-	86,413	86,413	-	36,550	99,742
Depreciation, depletion, amortization and accretion	-	59,706	59,706	-	25,046	108,298
Impairment of oil and gas properties	-	-	-	-	-	545,616
General and administrative	41,291	2,288,300	2,329,591	121,114	182	8,376
Total costs and operating expenses	41,291	2,434,419	2,475,710	121,114	61,778	762,032
OPERATING (LOSS) INCOME	(41,291)	(2,240,168)	(2,281,459)	(121,114)	5,774	(414,750)

OTHER EXPENSES
Impairment of non-operating assets - Leland Energy note	-	-	-	-	-	2,500,000
Interest expense	40	-	40	-	-	-
Total other expense	40	-	40	-	-	2,500,000

(LOSS) INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS	(41,331)	(2,240,168)	(2,281,499)	(121,114)	5,774	(2,914,750)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(41,331)	(2,240,168)	(2,281,499)	(121,114)	5,774	(2,914,750)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(476,282)	-	-

NET (LOSS) INCOME	$(41,331)	$(2,240,168)	$(2,281,499)	$(597,396)	$5,774	$(2,914,750)

Net Loss attributable to noncontrolling interest	-	-	-	36,413	-	-

NET (LOSS) INCOME	$(41,331)	$(2,240,168)	$(2,281,499)	$(633,809)	$5,774	$(2,914,750)

BASIC AND DILUTED LOSS PER SHARE,
ATTRIBUTABLE TO CONSOLIDATION SERVICES AND ITS COMMON SHAREHOLDERS:

Continuing operations	$(0.00)	$(0.07)	$(0.07)	$(0.01)

Discontinued operations	$-	$-	$-	$(0.03)

Net loss	$(0.00)	$(0.07)	$(0.07)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	15,257,220	34,124,245	34,124,245	15,124,380

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - SUCCESSOR COMPANY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional	Common Stock
	Preferred Stock		Common Stock		Paid-in	Subscription	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

DECEMBER 31, 2008	-	$ -	15,093,970	$ 15,094	$ 5,708,799	$ (880,000)	$ 512,862	$ (718,148)	$4,638,607

Common shares repurchased at $1.92 per share	-	-	(6,250)	(6)	(11,994)	-	-	-	(12,000)

Common stock issued for cash	-	-	117,000	117	87,633	-	-	-	87,750

Common stock issued for services at $1.10 per share	-	-	52,500	52	57,698	-	-	-	57,750

Dividends paid	-	-	-	-	-		(48,000)	-	(48,000)

Stock subscription received	-	-				9,000			9,000

Net loss	-	-	-	-	-	-	36,413	(633,809)	(597,396)

DECEMBER 31, 2009	-	-	15,257,220	15,257	5,842,136	(871,000)	501,275	(1,351,957)	4,135,711

Spin off of mining operations					(3,664,535)	871,000	(501,275)		(3,294,810)

Net loss during the re-entry of exploration stage								(41,331)	(41,331)

JANUARY 1, 2010 THROUGH APRIL 1, 2010	-	$ -	15,257,220	$ 15,257	$ 2,177,601	$ -	$ -	$ (1,393,288)	$ 799,571

Common shares issued for cash	-	-	858,850	859	203,641				204,500

Common stock issued for services	-	-	3,406,111	3,406	1,939,025				1,942,431

Common stock for asset purchase	-	-	22,786,872	22,787	4,332,382				4,355,169

Net loss								(2,240,168)	(2,240,168)

APRIL 2, 2010 THROUGH DECEMBER 31, 2010	-	$ -	42,309,053	$ 42,309	$ 8,652,649	$ -	$ -	$ (3,633,456)	$5,061,502

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP EQUITY - PREDECESSOR COMPANY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THROUGH THE PERIOD ENDED APRIL 1, 2010
Total
Partnership
Equity

DECEMBER 31, 2008	$6,424,834

Contribution	1,292,139

Withdrawals	(509,548)

Net loss	(2,914,750)

DECEMBER 31, 2009	4,292,675

Contribution	2,500

Withdrawals	(8,729)

Net income	5,774

APRIL 1, 2010	$4,292,220

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR COMPANY				PREDECESSOR COMPANY
	Period From	Period From	Year Ended	Year Ended	Period From	Year Ended
	January 1, 2010 through	April 2, 2010 through	December 31,	December 31,	January 1, 2010 through	December 31,
	through April 1, 2010	through December 31, 2010	2010	2009	through April 1, 2010	2009
		Restated	Restated
Net (loss) income	$(41,331)	$(2,240,168)	$(2,281,499)	$(597,396)	$5,774	$(2,914,750)
Adjustments to reconcile net loss to net cash
used in operating activities:
Discontinued operations	-	-	-	476,282	-	-

Depreciation, depletion, and amortization	-	58,314	58,314	-	19,032	102,633
Common stock issued for services	-	1,942,431	1,942,431	57,750	-	-
Accretion of asset retirement obligations	-	1,392	1,392	-	6,014	5,665
Impairment of non-operating assets - Leland Energy note	-	-	-	-	-	2,500,000
Impairment of oil and gas properties	-	-	-	-	-	545,616
Changes in operating assets and liabilities:			-
Accounts receivable	-	(10,892)	(10,892)	-	(17,055)	(6,353)
Accounts payable	28,162	109,828	137,990	-	546	4,301
Net cash (used in) and provided by operating activities	(13,169)	(139,095)	(152,264)	(63,364)	14,311	237,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investing activities of discontinued operations	-	-	-	(140,907)	-	(1,037,862)
Purchase of property and equipment	-	(50,000)	(50,000)	-	-	-
Net cash used in investing activities	-	(50,000)	(50,000)	(140,907)	-	(1,037,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	-	204,500	204,500	96,750	-	-
Common stock retired	-	-	-	(12,000)	-	-
Net financing activities of discontinued operations	-	-	-	119,521	-	-
Proceeds from note payable	22,000	-	22,000	-	-	-
Repayments of note payable	-	(22,000)	(22,000)	-	-	-
Advance from related party	-	15,000	15,000	-	-	-
Partner contribution	-	-	-	-	2,500	1,292,139
Partner withdrawal	-	-	-	-	(8,729)	(509,548)
Net cash provided by and (used in) financing activities	22,000	197,500	219,500	204,271	(6,229)	782,591

INCREASE (DECREASE) IN CASH	8,831	8,405	17,236	-	8,082	(18,159)
CASH, BEGINNING OF YEAR	-	-	-	-	338	18,497
CASH, END OF YEAR	$8,831	$8,405	$17,236	$-	$8,420	$338

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-	$11,983	$-	$-
Interest Paid	$40	$-	$40	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Accounts payable and related party for cash of discontinued operations	$27,924	$-	$-	$-	$-	$-
Increase in asset retirement obligations	$-	$20,170	$20,170	$-	$-	$10,492
Issuance of common stock for purchase of assets	$-	$4,355,169	$4,355,169	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - RESTATEMENT

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships on April 1, 2010 based upon an oil and gas reserve valuation of $4.3 million.  The acquisition of the Leland partnerships was originally recorded at a valuation of $15,244,417 based on the fair value of the common stock consideration and goodwill was recorded for $10,912,035 in connection with the acquisition.  Immediately following the acquisition, the Company recorded an impairment of the goodwill.  The consolidated financial statements have been restated to eliminate the initial valuation and subsequent impairment of goodwill.

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of December 31, 2010.

As originally reported, the Company reported the difference between the trading price of the common stock and the fair value of the assets as goodwill.  The amount of the goodwill which created this error is approximately $10.9 million.  The net loss was reduced by $10.9 million, loss per share was reduced by $0.32, accumulated deficit was reduced by $10.9 million and additional paid-in capital was reduced by $10.9 million.

The consolidated financial statements have also been restated for the year ended December 31, 2010 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including (i) audited financial statements of the Predecessor for the year ended December 31, 2009, and for the period from January 1, 2010 through April 1, 2010, the date the Leland partnerships were acquired by the Company and (ii) a discussion of the Predecessor’s financial condition and results of operations for the year ended December 31, 2009, and for the period from January 1, 2010 through April 1, 2010.

	December 31, 2010
	As Filed	Adjustments	As Restated
Common stock	$ 42,309	$ -	$ 42,309
Additional paid-in capital	19,564,684	(10,912,035)	8,652,649
Accumulated deficit	(14,545,491)	10,912,035	(3,633,456)
Impairment of assets	10,912,035	(10,912,035)	-
Net loss	(13,193,534)	10,912,035	(2,281,499)
Loss per share	$ (0.39)	$ 0.32	$ (0.07)

NOTE 2 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee.  Until January 1, 2010, the Company sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 9 - Discontinued Operations”).  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010.  On April 1, 2010, the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties (See “Note 11 - Acquisitions”).

Basis of Presentation - Predecessor

The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP").

We acquired the Leland Partnerships (our predecessor company) and at the time of the acquisition on April 1, 2010, we had minimal assets and no operations. Accordingly, we have included the predecessor combined financial statements of the Leland Partnerships in the accompanying financial statements for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02.

Principles of Consolidation

As of January 1, 2010, the Company spun off all of its coal mining operations to Colt Resources, Inc. (“Colt”) a Nevada corporation formed as a wholly-owned subsidiary which included the Company’s subsidiaries which were: (i) a 50% ownership interest in Buckhorn Resources, LLC; and (ii) a 50% ownership interest in Lee Co Development, LLC.

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs (including related support equipment) to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis. Depletion and depreciation expense for period ended April 1, 2010 was $0, for the period ended December 31, 2010, and the year ended December 31, 2010 was $58,000 and 2009  was $ 0.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the year ended December 31, 2010, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest. Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proven leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire, if any, are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Property, Plant, and Equipment”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties. During the year ended December 31, 2010 the Company had no impairment of its oil and gas properties.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable consists of accrued revenues from oil and gas production for the year ended December 31, 2010 from third party companies in the oil and gas industry.  This concentration of customers may be a consideration of the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company may analyze the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the period ended April 1, 2010 of $41,331 and for the period ended December 31, 2010 of $2,240,168 with a total loss for the year ended December 31, 2010 of $2,281,499.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

 NOTE 4 - ASSET RETIREMENT OBLIGATIONS

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

The following is a description of the changes to the Company’s asset retirement obligations for the period ended April 1, 2010 and year ended December 31, 2010.

Successor Company

Asset retirement obligation for the period ended	April 1, 2010	December 31, 2010
Additions	$-	$20,170
Accretion expense	-	1,392
Asset retirement obligation at end of period	$-	$21,562

Predecessor Company

	April 1, 2010	December 31, 2009
Asset retirement obligation for the period ended	$16,157	$-
Additions	-	10,492
Accretion expense	6,041	5,665
Asset retirement obligation at end of period	$22,171	$16,157

NOTE 5 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

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

As of December 31, 2010: Successor Company

Unproved oil and gas properties	$1,199,286

Proved oil and gas properties	3,309,880

Accumulated depreciation, depletion, and amortization	(46,614)

Net capitalized costs	$4,462,552

Net capitalized costs related to asset retirement obligations in the amount of $20,170, as of December 31, 2010, was included in net capitalized costs.

As of December 31, 2009: Successor Company

Unproved oil and gas properties	$-

Proved oil and gas properties	868,826

Accumulated depreciation, depletion, and amortization	(-)

Net capitalized costs	$868,826

Net capitalized costs related to asset retirement obligations in the amount of $0, as of December 31, 2009, was included in net capitalized costs.

As of December 31, 2009: Predecessor Company

Unproved oil and gas properties	$1,261,241

Proved oil and gas properties	2,411,992

Accumulated depreciation, depletion, and amortization	(86,301)

Net capitalized costs	$3,586,932

Net capitalized costs related to asset retirement obligations in the amount of $16,157, as of December 31, 2009, was included in net capitalized costs.

Costs incurred in oil and gas property acquisition, exploration, and development activities

Year ended December 31, 2010: Successor Company

Acquisition of properties - proved	$3,289,710

Acquisition of properties - unproved	330,460

Exploration costs	-

Development costs	805,170

Total costs incurred	$4,425,340

Year ended December 31, 2009: Successor Company

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Year ended December 31, 2009: Predecessor Company

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2010 and 2009.  Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf).  Gas is converted to barrels of oil equivalent (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2010 (Unaudited)			2009 (Unaudited)
Successor Company	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:	-	-	-	-	-	-
Beginning of period
Revisions	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Purchases of minerals-in-place	109	1,153	300	-	-	-
Production	(3)	-	(3)	-	-	-
End of period	106	1,153	297	-	-	-

Proved developed reserves:
Beginning of period	-	-	-	-	-	-
End of period	77	122	97	-	-	-

Proved undeveloped reserves:
Beginning of period	-	-	-	-	-	-
End of period	29	1,031	200	-	-	-

Predecessor Company	2009
	Oil (Bbl)	Gas (Mcf)	MBOE
Proved reserves:	95	1,964	423
Beginning of period
Revisions	28	(951)	(131)
Extensions and discoveries
Sales of minerals-in-place
Purchases of minerals-in-place
Production	(3)		(3)
End of period	120	1,013	289

Proved developed reserves:
Beginning of period	73	1,964	401
End of period	92	1,013	261

Proved undeveloped reserves:
Beginning of period	22		22
End of period	28		28

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

Future cash inflows for 2010 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2010 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period.  Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2010 and 2009, as adjusted, were as follows:

Successor Company

As of December 31,	Oil (Bbl) Using NYMX WTI		Gas (Mcf) Using NYMEX Henry Hub
2010 (average price)		$79.20		$4.39
2009 (end of year price)	$	N/A	$	N/A

Predecessor Company

As of December 31,	Oil	Gas
2009 (average price)	$55.80	$3.10
2008 end of year price	$43.20	$6.01

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2010 and 2009, respectively:

Successor Company

	2010	2009
	(in thousands)
Future cash inflows	$12,548	$-
Future costs:
Production	(6,794)	-
Development	(1,174)	-
Income taxes	-	-
Future net cash inflows	4,580	-
10% discount factor	(2,949)	-
Standardized measure of discounted net cash flows	$1,631	$-

Predecessor Company	2009
Future cash inflows	$11,735
Future costs:
Production	(6,850)
Development
Income taxes
Future net cash inflows	4,885
10% discount factor	(3,125)
Standardized measure of discounted net cash flows	$1,760

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of future net cash flows discounted at 10% per annum (stated in thousands):

Successor Company
	2010	2009
Beginning of period	$-	$-
Sales of oil and natural gas produced, net of production costs	(108)	-
Extensions and discoveries	-	-
Net change of prices and production costs	-	-
Change in future development costs	-	-
Previous estimated development costs incurred	-	-
Revisions of previous quantity estimates	-	-
Accretion of discount	-	-
Change in income taxes	-	-
Purchases of reserves in place	1,739	-

End of period	$1,631	$-

Predecessor Company

2009
Beginning of period	$2,008
Sales of oil and natural gas produced, net of production costs	(52)
Extensions and discoveries
Net change of prices and production costs	(209)
Change in future development costs
Previous estimated development costs incurred
Revisions of previous quantity estimates	(188)
Accretion of discount	201
Change in income taxes
Purchases of reserves in place

End of period	$1,760

NOTE 6- EQUITY

Successor Company

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 42,309,053 common shares were issued and outstanding as of December 31, 2010.

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

During the year ended December 31, 2010, the Company issued 858,850 common shares for $204,500 in net proceeds in private placements. The price received in the private placements ranged from $0.04 per share to $0.67 per share.  During the year ended December 31, 2010, the Company issued 3,406,111 common shares with an aggregate fair value of approximately $1,942,431 in exchange for services. The Company assessed the quoted market price of the stock at the grant date and believed that due to the sporadic trading there was not an active market for the Company’s stock and that the quoted market price was not reflective of the fair value of the transactions. The fair value of the common shares issued was based on the weighted average of the price received in private placements of stock issued for cash during the same time frame that the shares were issued for services as the Company determined that this was a more accurate measurement of the fair value of the shares issued. The $1,942,431 of consulting services was expensed as compensation during the year ended December 31, 2010. The weighted average price used to estimate the fair values of the common stock issued for the year ended December 31, 201 was $0.57 per share.

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties (See “Note 11- Acquisitions”).

Preferred Stock

The Corporation is authorized to issue two classes of stock to be designated, respectively, “Common Stock” and “Preferred Stock.” The total number of shares that the Corporation is authorized to issue is two hundred twenty million (220,000,000) shares. Two hundred million (200,000,000) shares shall be Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, each with a par value of $0.001 per share. Except as otherwise required by statute, the designations and the powers, preferences and rights, and the qualifications or restrictions thereof, of any class or classes of stock or any series of any class of stock of the Corporation may be determined from time to time by resolution or resolutions of the Board of Directors.

Predecessor Company

Contributions:

Upon making a contribution to the capital of the Partnership, each Partner shall be issued the appropriate number of Units. In the event that the Partnership is required to seek additional funding in order to carry out the business in addition to any loans which may be obtained, holders of a majority of the Units outstanding shall at a meeting of Partners called for the purpose or by written consent have the power to sell additional Units at a price or prices to be determined by such majority vote. Provided however, before the Partnership shall sell any additional Units, it shall first offer each existing Partners the right but not the obligation, on a pro-rata basis to purchase additional Units which rich shall remain open for a period not to exceed 30 days.

Draws:

No Partner shall have the right to demand the withdrawal, reduction or return of his/her capital contribution without prior written consent of the other Partners or upon the dissolution and termination of the Partnership; nor shall any Partner have the right to demand and receive property other than cash in return of his/her capital contribution.

Distribution of Distributable cash:

Distributable cash shall be distributed to the Partners in the following order or priority:

a.

First, to the Partners in priority to and to the extent of their Adjusted Capital Contributions; and

b.

The balance, if any, to the Partners in accordance to allocation of Net Profits

Whenever a vote, agreement, decision, action or determination with respect of management, operation or control of the Partnership is required to be made, a majority of the Units present, in person, by written vote shall constitute approval by the Partners where at least 51% of the units constitute a quorum.

The Partners agreed to engage Leland Kentucky Holdings, Inc. to serve as fiduciary of the Partnerships to ensure that the Partnership’s tax returns are properly completed and filed and Form K-1 furnished to the Partners and coordinate with other Partners the scheduling of a Partners’ meeting. Leland shall act as a managing Partner after election as such by a vote of the Partnership’s Units at the Partnership’s initial Partnership meeting.

Leland shall not receive any stated salary for its services, but shall receive such compensation for its services as may be from time to time are agreed upon by the Partners. The Partners agree to pay the Managing Partner a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting.  Leland shall receive a fractional unit of 1% and share in its proportional share of production revenue of the Partnership.

NOTE 7- INCOME TAXES

Successor Company

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$615,510	$203,975
State	-	-
	615,510	203,975
Valuation allowance	(615,510)	(203,975)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2010	2009

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	0.0%	0.0%
Non-deductible items, net	29.0%	0.0%
Change in valuation allowance	5.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2010	2009

Net operating loss carryforward	1,142,873	527,263
Valuation allowance	(1,142,873)	(527,263)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $1,142,873 available to offset future taxable income through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The effect of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

Predecessor Company

In accordance with the provisions of the Partnership agreements the allocation of net income is as follows:

Net Profit for any fiscal year shall be allocated to the Partners in the following order and priority:

a.

First, to the Partners in proportion to the cumulative Net Loss previously allocated to the Partners, until the Net Profit allocated to the Partners equals the cumulative Net Loss previously allocated to the Partners;

b.

Second, 100% of all revenue less all operational expenses, taxes, rents, supplies, as well as management,  consulting, tech support, payroll, and commissions.

Net Loss for any fiscal year shall be allocated to the Partners in the following order and priority:

a.

First, to the extent Net Profit has been allocated for any prior year, Net Loss shall be allocated to offset any Net Profit allocated above, such allocation to be in the same proportion as Net Profit was allocated;

b.

Second, to the Partners, pro-rata, in proportion to the positive balance of the Partners Capital Accounts, until it is reduced to zero; and,

c.

Thereafter, the balance, if any, to the Partners in proportion to the number of Units owned by each.

In accordance with the provisions of the partnership agreements of Managed Group, net capital appreciation or depreciation of the partnerships is allocated to all partners in proportion to each partner’s opening capital account for each accounting period, as defined in the limited partnership agreements.

	April 1, 2010	December 31, 2009
Net Income (Loss)	$5,774	($2,914,750)
Permanent Differences - impairment of oil and gas properties	-	545,616
Temporary Differences - depletion expense	(4,052)	30,037
Taxable income (loss) to be distributed	$1,722	($2,339,097)

NOTE 8- RELATED PARTY TRANSACTIONS

Successor Company

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

In October 2010, a shareholder advanced $15,000 at no interest rate and is due and payable upon demand of the holder of that advance.   On July 13, 2010, the Company’s Board of Directors approved its president’s amended employment agreement. The employment agreement set his monthly salary from July 1, 2010 through September 1, 2010 at $10,000 per month and after September 1, 2010 at $25,000 per month subject to annual increase consistent with the company policy applicable to other senior executives and officers and approval by the board of directors.  Additionally, the Company’s president will be paid 25% of his annual base salary if the Company reaches certain milestones. In addition to shares earned and previously issued to the Company’s president, the Employment Agreement called for the issuance of additional shares on the occurrence of both September 1, 2010 and also on December 1, 2010, which share had not been yet issued in 2010 or by the date of this filing. The Company intends to issue these shares in 2011. The Company’s president will also receive warrants on each anniversary date of his employment agreement, with a five-year term, to purchase 1% of the then issued and outstanding shares of the Company’s common shares exercisable at a price equal to the trailing six-month (prior to grant date) average share trading price.  In the event the Company’s president’s employment is terminated without cause he will receive 12 months of severance pay. The Company’s president has allowed the Company to defer the amounts, above $10,000 a month, from September 2010 until an unspecified date. (See Note 10 - Commitments and Contingencies).

Predecessor Company

As of December 31, 2009 the only common relationship between the partnerships is that each of the partnerships and corporation was managed by Leland Kentucky Holdings, Inc. (“Leland”). Leland owned 1% of each of the partnerships in the Managed Group.  The Managed Group is voted on an annual basis by the partnerships’ groups. The partnership groups provide advances and receive advances from the management company at no interest rate and are due upon demand.  As of December 31, 2009 there were no advances received or advances paid from the management corporation.

During 2009, the Managed Group, specifically Energy Production Revenue Fund LLP entered into a $2,500,000 Collateralized Promissory Note with Leland Energy, Inc. a related party, more fully disclosed in Note 3 above.  As of December 31, 2009 and April 1, 2010 the note was determined to be uncollectible and the collateral was subsequently exchanged for the note collateral with the acquisition transaction.

NOTE 9- DISCONTINUED OPERATIONS

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

Commitments and contingencies that were transferred to Colt Resources, Inc. (“Colt”) as a result of the spin-off follows:

1.  On or about June 25, 2009, each of the agreements between the Company and AMS Development LLC, dated August 26, 2008 (with respect to 200,000 shares); Buckhorn Resources, LLC, dated March 20, 2008 (with respect to 1,093,750 shares); and LeeCo Development, LLC, dated June 19, 2008 (with respect to 225,000 shares), was amended to modify the Company’s guarantee obligations and lock-up/leak-out terms regarding the restricted shares of common stock issued as consideration under such agreements and to provide for the Company’s ability to repurchase such shares.  The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement.  Under the original agreements, the respective parties would have become eligible to begin selling their respective weekly quotas of shares on the public markets commencing on July 1, 2009 (or with respect to shares sold pursuant to exemptions from registration between October 27, 2008 for five weeks thereafter for AMS Development, LLC; April 1, 2009 through April 1, 2010 for Buckhorn Resources, LLC; and

from January 1, 2009 through December 31, 2009 for LeeCo Development, LLC), and if such shares were sold below the guaranteed price per share ($1.92 per share for Buckhorn agreement and $2.00 per share for each of the AMS and LeeCo agreements), the Company would have to pay the difference between such guaranteed price per Citing the economic recession during 2009, the lack of liquidity in the Company stock and the inability to meet certain revenue milestones from underlying properties, the Company and the respective parties agreed to modify these agreements to provide for the stockholders’ ability to sell their pro-rata portion of such shares to the Company in private transactions, as opposed to on the open market, at the price per share provided by the guarantee and the Company would repurchase such shares on a monthly basis using twenty-five percent (25%) of revenue received in connection with the underlying properties, with such repurchases being permitted to commence prior to July 1, 2009.  In the event the Company’s publicly traded stock closed above $2.25 per share for fifteen consecutive trading days immediately prior to such month’s scheduled repurchase, the stockholders could elect to sell that month’s quota in the public markets instead of through the repurchase plan.  The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement.

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

Management considered these contracts to be executory contracts because the payments were contingent upon production from the wells, with the only amounts being recognized in the financial statements as those amounts that would be paid for guaranteed share price remittances or stock repurchases.  Due to the fact that the number of shares to be repurchased was not reasonably estimatable under the contracts, management did not record interest or a liability at December 31, 2009.  Management assessed the terms of the above guarantee share price and re-purchases agreements and determined that there was no derivative liability associated therewith.

3.  Pursuant to the Rights Agreement between the Company and Eastern Kentucky Land Corporation (“EK”) effective September 22, 2008 (the “Rights Agreement”), whereby the Company acquired all right, title and interest in oil, gas and other minerals that may exist on the Buckhorn property, the Company guaranteed the price of $1.925 per share for 415,584 shares in connection with a portion of the purchase price of the Rights Agreement.  Under the lock up terms of the Rights Agreement, EK which received the 415,584 restricted shares is eligible to sell 7,992 shares per week for the period from April 1, 2009 through March 31, 2010, subject to an available exemption from registration or pursuant to registration of the shares.  These shares became eligible to be re-sold under Rule 144 promulgated under the Securities Act on July 1, 2009. If such shares are sold below the guaranteed price per share of $1.925 per share, which is higher than the market price for the Company's public stock a bid and asked price of $1.01 and $1.10 per share, respectively, beginning on October 28, 2009, the Company became liable to pay the difference between the guaranteed price per share and the sale price.  As of the date of this report, Management has not yet renegotiated this obligation or entered into an amendment with respect to such lock-up/leak out terms; however, during 2009 the Company was not obligated to repurchase any shares under the Company's guarantee obligations under the Rights Agreement. The obligations to repurchase the shares were transferred to Colt under the Spin-Off Agreement.

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

Buckhorn was a 50% owned subsidiary of the Company until January 2010, when the Company spun-off its coal mining operations and transferred all of the coal mining assets and liabilities to Colt.   Colt was owned by the shareholders of the Company as of December 31, 2009, and after the spin-off, the Company retained the oil and gas assets on the properties, subject to a 12.5% royalty due to Colt.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On August 2, 2010 the Company entered into a (1) year non-exclusive agreement with Regency Capital Group (“Regency”) as the Company’s financial advisor and finder in connection with the placement of structured debt with respect to future acquisitions and transactions of assets or businesses.  The agreement requires the Company to pay the following in connection with Regency’s placement of structured debt with respect to future acquisitions and transactions:

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

NOTE 11- ACQUISITIONS

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated partnerships which comprised a total of 657 individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, the sellers received in aggregate 22,786,872 common shares of the Company’s common stock.

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

The purchase price paid for the Acquisition was 22,786,872 restricted shares of the Company’s common stock. The shares had a quoted market price of $1.03 per share on April 1, 2010 or an aggregate quoted market value of approximately $23 million. However, shares were valued at an aggregate value of the assets acquired of $ 4,355,169 (the “Purchase Price”), The quoted market value of the Company’s common stock was based on a sporadically traded stock with little or no volume (inactive market) which the Company believes reflected an artificially inflated quoted market price(See “Note 4 - Equity”).The Company assessed the inactive and sporadically traded market for the Company’s common stock and believed that the fair value of the acquisition should be the value of the assets acquired which resulted in a purchase price of $4,355,169 based on the fair value of the oil and gas reserves acquired.  The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

Purchase Price Allocation	April 1, 2010
Consideration:
Equity instruments (22,786,872 common shares of Consolidation Services, Inc.)	$4,355,169
Recognized amounts of identifiable assets acquired:
Support equipment	735,000
Oil and Gas Properties:
Proved developed producing reserves	1,218,670
Proved non-producing reserves	526,830
Proved undeveloped reserves	1,544,209
Probable reserves	330,460
Total assets	$4,355,169
Fair value of total assets	$4,355,169

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

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at the first of the period presented:

	Years ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
OIL AND GAS REVENUES	261,803	347,282

Net Loss	(2,275,775)	(3,548,559)

Net loss per share basic and diluted	$(0.07)	$(0.09)

Weighted average shares outstanding	34,124,245	37,911,252

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:

On February 28, 2011, the Company issued 250,000 common shares for $25,000 cash proceeds.

On March 9, 2011, the Company issued 384,616 common shares for $25,000 cash proceeds.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 due to the difference in valuations received from our reserve engineer that effected the valuations of the assets acquired.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act, during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position(s)

Stephen M. Thompson	62	Chief Executive Officer, Chairman of the Board

Gary D. Kucher	47	President, Director

Pamela J. Thompson	47	Chief Financial Officer, Secretary, Treasurer, Director

Richard S. Polep	71	Director

Stephen M. Thompson - Effective April 2, 2010, Mr. Thompson was elected Chairman of the Board and on April 7, 2010, he was elected Chief Executive Officer of the Company, Mr. Thompson has been founder, major shareholder, President and CEO of Leland Energy, Inc. since 2006.  He has been involved in the domestic energy industry for over thirty years.  He is knowledgeable and experienced in all phases of the oil and gas industry including leasing activities, ownership and operations of drilling rigs, syndication and field operations. Mr. Thompson has current or previous business interests and relationships in investment banking, international art publishing and the gaming industry.  Mr. Thompson has served on the Board of Directors of Global Business Services, Inc.

Gary D. Kucher - Mr. Kucher has been Chief Executive Officer since April 26, 2011 and from April 2010 has been President and a Director.  He is a seasoned executive with numerous appointments, directorships and consulting roles with both public and private companies in a variety of industries and business sectors. Mr. Kucher has a strong background in investment banking; having held securities licenses, Series 7 and Series 24. He has provided consulting for business acquisitions and other commercial finance transactions to financial and strategic buyers, stock offerings, spin-offs, leveraged buy-outs and joint-venture arrangements. Mr. Kucher has sourced and executed M&A deals for leading technology companies and selected venture investments.  He has also advised banking, insurance, finance and investment banking companies on M&A and equity deals.  Since 2008, Mr. Kucher has served as Managing Director of MB&A Capital, Beverly Hills, California.  MB&A is an international business advisory.

Between 2006 and 2008 Mr. Kucher was CEO of Branded Media Corporation, a New York City based media and advertising holding Company and Chairman of the Board of its wholly owned subsidiary Executive Media Network, which sells advertising to “Fortune 500” clients deploying ads in airport executive lounges throughout the U.S. and Europe.

In 2005, Mr. Kucher co-founded Genius Interactive, a social network development company focused on providing rich online environments that encouraged achievement and accomplishment.  He continues to serve on the Board of Directors of Genius Interactive Inc.

From 2000 to 2004, Mr. Kucher was CEO and Chairman of the Board of Manex Entertainment with facilities in Hollywood and Alameda, California and over 300 employees.  The Company provided production services, facilities and equipment to over 50 film and television productions and created the Academy Award winning visual effects for “The Matrix” and “What Dreams May Come”.

Mr. Kucher has also served on the Board of Directors of Visual Network Design Inc., dba Rackwise.

Pamela J. Thompson - Effective April 2, 2010, Mr. Thompson (no relation to Stephen Thompson) was elected to the Board of Directors on April 7, 2010, she was elected Chief Financial Officer, Secretary, Treasurer of the Company.  Ms. Thompson formed Pamela J. Thompson, CPA, P.C. in 1990 and has over 20 years of experience in SEC compliance, tax and accounting for publicly traded companies.  She has served as Chief Financial Officer, Secretary Treasurer, and a member of the Board of Directors of several public companies traded on NASDAQ and the OTC Bulletin Board.  Ms. Thompson started her career in 1986 with the international accounting firm of Arthur Andersen and was subsequently with Pannell Kerr Forester, and one of the larger regional firms Eide, Bailey and Company. Her Sarbanes-Oxley Section compliance implementation experience has been focusing assisting publicly traded companies with performing risk assessment on critical business process and documenting business process controls.

Ms. Thompson holds a Bachelor of Science from Minnesota State - Moorhead in Accountancy, in 1986.  She is a Certified Public Accountant in the State of Arizona and a Certified Fraud Examiner Candidate, a member of the Arizona Society of Certified Public Accountants, and Association of Certified Fraud Examiners.    Ms. Thompson has been featured in Arizona Women’s Success Magazine, National Basketball Players Association Magazine, Behind the Bench: National Basketball Wives Association Magazine, New Jersey Star, Arizona Republic in May, 2004, February and September, 2011, and The Wall Street Journal April, 2004.

Ms. Thompson was previously the subject of an administrative proceeding of the SEC related to her role as a transfer agent, not as an accountant, in April of 2005, File No. 3-12969.  This proceeding has not affected her continuing status as a Certified Public Accountant.  Management accordingly did not consider it relevant to her ability to function as a financial officer of the Company   On August 3, 2011, Pamela J. Thompson resigned as Chief Financial Officer and was replaced with Richard S. Polep as Chief Financial Officer as disclosed in Form 8-K dated August 8, 2011.

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

Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stephen M. Thompson	2010	-	-	-	-	-	-	-	-
Chairman of the Board and President	2009	-	-	-	-	-	-	-	-

Pamela J. Thompson	2010	58,500	-	238,010 (1)	-	-	-	-	296,510
Chief Financial Officer, Secretary, Treasurer, and Director	2009	-	-	-	-	-	-	-	-

Gary Kucher	2010	90,000	-	711,360 (2)	-	-	-	-	801,360
President and Director	2009	-	-	-	-	-	-	-	-

Richard Polep,	2010	-	-	28,500 (3)	-	-	-	-	28,500
Director	2009	-	-	-	-	-	-	-	-

Johnny R. Thomas,	2010	-	-	-	-	-	-	-	-
CEO and president (4)	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

John C. Francis,	2010	-	-	-	-	-	-	-	-
CFO and Vice President (5)	2009	60,000	-	-	-	-	-	-	60,000
	2008	-	-	-	-	-	-	-	-

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

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Johnny R. Thomas	2,390,000 (1,2,3,4)	5.69%
Common Stock	Gary D. Kucher (3)	1,140,000 (1,2,3,5)	2.69%
Common Stock	Richard S. Polep (3)	50,000 (1, 2,3)	<1%
Common Stock	Stephen M. Thompson (3)	-(1,2,3)	-
Common Stock	Pamela J. Thompson (3)	-(1,2,3)	-
Common Stock	All Directors and Officers As a Group (4 persons)	1,190,000 (2)	2.81%

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

(3)

Indicates our officers or directors.

(4)

Includes 2,390,000 shares held in the name of JTR Trust an entity controlled by Johnny Thomas.

(5)

Includes 1,140,000 shares held in the name of Dolphin Marine, Inc. an entity partially controlled by Gary Kucher.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Restated Fees

During the year ended December 31, 2010, GBH CPAs., billed us $15,000 in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended December 31, 2010, GBH CPAs billed us $15,000 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended December 31, 2010, GBH CPAs billed us $0 for professional services for tax preparation.  During the year ended December 31, 2010, GBH CPAs billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2010, GBH CPAs billed us $15,000 for other fees.  During the year ended December 31, 2010, GBH CPAs billed us $15,000 for other fees.

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

Consolidation Services, Inc.

Dated: June 4, 2012		/s/ Gary D. Kucher
	By:	Gary D. Kucher
	Its:	Chief Executive Officer, Principal Executive Officer, President, Director

Dated: June 4, 2012		/s/ Richard S. Polep
	By:	Richard S. Polep
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 4, 2012		/s/ Gary D. Kucher
	By:	Gary D. Kucher
	Its:	Chief Executive Officer, President, Director

Dated: June 4, 2012		/s/ Richard S. Polep
	By:	Richard S. Polep
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Dated: June 4, 2012		/s/ Richard Herstone
	By:	Richard Herstone
	Its:	Director