Form 10-K
period 2011-12-31
Consolidation Services, Inc.
filed 2012-07-24
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10 - K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [  ]   No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]    No  [X]

Aggregate market value of the voting stock held by non-affiliates: $1,550,435 as based on last reported sales price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  The voting stock held by non-affiliates on that date consisted of 41,903,667 shares of common stock.

As of July 5, 2012, there were 50,169,289 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

ii

Consolidation Services, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 and 2010

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

General

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. Since formation, the Company has been engaged in the acquisition, development and production of domestic natural resources. Until January 1, 2010, the Company ’s sole sources of revenues were from its coal mining and timber harvesting operations on approximately 12,000 contiguous acres in Tennessee. It also held the mineral rights for oil & gas on those properties. The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 via a spin-off (See “Separation and Distribution Agreement” below) while maintaining its oil and gas assets in the Company. After the spinoff, the Company immediately sought to identify additional oil and gas opportunities in the same geographic region in an attempt to increase the economic viability of its existing legacy oil and gas properties (“Legacy Properties”) in Tennessee. On April 1, 2010, the Company executed an acquisition of producing oil and gas properties, in Kentucky and Tennessee, that it had identified. The Company’s current operations consist primarily of the maintenance and production of those oil and gas mineral reserves.  It has not begun exploration or production of its oil and gas rights on its Legacy Properties.

Kentucky and Tennessee Properties

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated partnerships, which were held by a total of 657 individual sellers and it completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells, and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, 657 sellers received in aggregate 22,786,872 common shares of the Company’s common stock.

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

Effective as of January 1, 2010, for tax and accounting purposes, the Company transferred and assigned to Colt all of the assets (“Colt Assets”) relating to the coal mining business of the Company as well as all other assets owned by the Company, except for oil and gas rights minus 12.5% overriding royalty payments to Colt for oil and gas assets retained by the Company. Colt assumed the liabilities of CNSV (“Colt Liabilities”) which are generally all liabilities of the Company as of December 31, 2009, except for the obligation to file regulatory filings and taxes; the Company’s coal mining business and any liabilities arising out of the operations of Colt’s business after January 1, 2010; and any and all liabilities of the Company under which it is an obligor by reason of any guarantee or contractual commitment.  The consideration for the Spin-off was all of the shares of Colt common stock to be distributed to the Company’s stockholders of record as of January 31, 2010.  Together with an Information Statement, Colt issued certificates representing 100% of the shares of Colt common stock to each shareholder of the Company’s Common Stock on the Record Date on a pro-rata basis, of one (1) share of Colt common stock for each one (1) share of the Company’s Common Stock so held by such record holder. The certificates for the Colt’s common stock were delivered directly to each recorded holder by mail at their respective addresses as listed in the Company’s transfer agent’s books and records. These properties are not currently producing oil and gas.

The Company and Colt both acknowledged that Colt is and shall continue to be a non-reporting privately held company and that there will not be a public market in the Colt common stock, nor is one expected to develop, and that the Colt common stock that CNSV shareholders of record received were “restricted securities.”  Both parties agreed that: (1) the Colt common stock would have the appropriate restrictive legends which described the transfer restrictions related thereto; and (ii) Colt’s stock transfer books would include “stop transfer” instructions that indicate such transfer limits.

California Properties

On October 15, 2010, the Company, through its wholly-owned subsidiary, CSI Energy, Inc. entered into an agreement to acquire certain assets from Grayson Services, Inc. and RMR Energy Resources (collectively, the “Seller’s”). The purchase was for six (6) California oil and gas fields and operations for a purchase price of $35 million. The assets included oil and gas leases, equipment and operations located in Kern and Santa Barbara counties. Current production was 265 barrels of oil per day and 485 mcf per day of natural gas. The six leases had 54 producing wells on over 2,250 acres. The producing zones included the Antelope Shale, Monterey Chert and Sisquoc Sand. The proposed acquisition was scheduled to close on or before December 31, 2010 but was allowed to expire without closing. There were no penalties, obligations or commitments incurred by the Company as a result of the termination of the transaction.

Mining Properties

On May 2, 2011, the Company, through its wholly owned subsidiary, CSI Resources, Inc., entered into a Contribution and Exchange Agreement (the “Agreement”) to acquire Elkhorn Goldfields, Inc. (“EGI”) and Montana Tunnels Mining, Inc. (“MTMI”) from Elkhorn Goldfields, LLC (“Elkhorn”).

The consideration for the Acquisition would have been one million (1,000,000) shares of 4% Series A Convertible Preferred Stock of the Company (the “Preferred Shares”) with a face value of $350 million.  The Preferred Shares were convertible into an aggregate of 90 million shares of common stock, which was calculated on a post reverse split basis. Effectively at a closing of this potential transaction (“Closing”), Elkhorn would have owned approximately 91% of the combined entity's common stock, on a fully diluted basis. Any unconverted Preferred Stock would have earned interest from the date of the closing until converted but would have been mandatorily converted upon the second anniversary date of the Closing.  No Preferred Stock was ever issued by the Company.

On December 27, 2011, the Company received notice from Elkhorn that its Board of Directors had determined that they would be unable to consummate the transaction with CSI Resources Inc., with regard to EGI and MTMI, pursuant to the agreement dated May 2, 2011, as amended, with the Company.  There was no material relationship between the Company or its affiliates and Elkhorn, other than in respect of the material definitive agreement.  There were no early termination penalties incurred by either party.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Marketing and Business Strategy

The Company has three main priorities regarding the growth of its current operations and assets: (1) the development and further exploitation of our most recently acquired oil & gas operations in Kentucky and Tennessee; (2) evaluation of our oil and gas mineral rights on the Legacy Properties in Tennessee to determine potential for exploitation and development; (3) the ongoing pursuit to identify unique acquisition and development opportunities in the natural resource sector.

Research and Development

We have not allocated funds for conducting research and development activities. We do not anticipate allocating funds for research and development in the immediate future.

Oil and Gas Overview

We could occasionally pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk. Our prospects are generally brought to us by other oil and gas companies or individuals. We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, that may have a larger return. In additional to reserve reports and other 3rd party evaluations, we strive to use modern technology such as 3-D seismic, where applicable, to help us identify potential oil and gas reservoirs and to mitigate our risk. We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential. We sometimes seek industry partners to maintain a balanced working interest in all of our projects.

Competitive Business Conditions

The oil and gas exploration and production industry is highly competitive.  In the Kentucky and Tennessee area, we compete with several large and well-known public and private companies, which have substantially greater financial and operational resources than we are expected to have.  Competition for equipment, personnel and services is expected to be intense.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to obtain more geological and other data in the exploration of oil and gas properties. This could result in competitors having properties of greater quality and value to prospective investors. This competition could have an adverse effect on our ability to identify or finance further exploration of properties, which we currently have an interest or may acquire.

We also compete with other junior exploration and production (E&P) companies for financing from investors that have an interest in deploying capital into junior E&P companies. The presence of competing junior E&P companies may have an adverse effect on our ability to raise additional capital in order to fund our exploration and development programs if investors are of the view that investments in competitors are more attractive.  Additionally, there is competition for other resources, including, but not limited to: petroleum engineers, geologists, camp staff, helicopters, mineral exploration supplies and drill rigs.

Our success depends on the successful acquisition, exploration and development of commercial grade mineral rights, oil and gas leases or natural resource properties as well as the prevailing prices for petroleum or other natural resources to generate future revenues and operating cash flow. Petroleum and other natural resource commodity prices have been extremely volatile in recent years and are affected by many factors outside of our control. The volatile nature of the energy and commodity markets makes it difficult to estimate future prices of petroleum and other resources; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We believe there are significant opportunities available to us in the natural resource production industry including oil and gas E&P.

Marketing/Distribution

The Company has entered into contracts with various oil and gas service providers for the extraction of oil and gas and for the transportation, purchase and sale of the production.  The Company utilizes buyers in the area such as Barrett Oil Purchasing, Inc. and Coomer Oil LLC, who frequently purchase our extracted oil and gas.

Government Regulation

Oil and Gas operations:

Oil and gas production is subject to various types of federal, state and local laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and specific requirements for the operation of wells.

The oil and gas service providers utilized by the Company  are obligated to conduct drilling operations in compliance with all applicable Federal, state and local laws and regulations. Such regulation includes: requiring local permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells; the method of drilling and casing wells; the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities; surface usage and the restoration of properties upon which wells have been drilled; the plugging and abandoning of wells. Our operations are or will also be subject to various conservation matters, including: the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. These regulations could limit the amounts of oil and gas we may be able to produce from our wells or could limit the number of wells or the locations at which we may be able to drill.

While it is not possible to quantify all future costs of compliance by the Company, or its service providers with all applicable federal and state laws, those costs are expected to be significant. Although the Company’s service providers typically accrue adequate amounts to cover these costs, their future operating results could be adversely affected if they later determined these accruals to be insufficient.

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

Environmental Laws

The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is expected to continue. These laws and regulations may: require additional permitting or other authorizations before construction, drilling, mining or other activities commence; limit or prohibit construction, drilling mining or other activities on certain lands lying within wilderness and other protected areas, and; impose substantial liabilities for pollution resulting from our operations. Generally, permits required for natural resource extraction are subject to revocation, modification and renewal by the issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions.

The Company is subject to numerous environmental laws and regulations.  We strive to comply with all applicable environmental, health and safety laws and regulations.  We believe that our operations are in compliance with all applicable environmental laws and regulations. Federal, state and local laws and regulations are frequently modified and we cannot predict accurately the effect, if any, they will have on our business in the future. In many instances, the regulations have not been finalized and continue to evolve. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

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

The Company will be subject to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and similar state laws that impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment.  These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to the environment. As the mineral rights holder for land upon which drilling and other energy-related operations are anticipated to take place, the Company  may be held strictly liable as a responsible party under CERCLA, along with any of its lessees.  Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Company could be subject to the Federal Clean Water Act and corresponding state laws which affect operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Federal Clean Water Act and corresponding state laws could cause the Company’s oil and gas operators to incur significant additional costs that adversely affect our future operating results.

The Company could be subject to Resource Conservation and Recovery Act (“RCRA”).  RCRA, which was enacted in 1976, affects U.S. mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous materials found on a mine site are those contained in products used in vehicles and for machinery maintenance. Oil and natural gas resources underlying the Company (or its subsidiaries) properties may be considered hazardous waste material under RCRA.

The Company could be affected by the Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying the Company (or its subsidiaries) and its lessees from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or forestry activities in areas containing the affected species. A number of species indigenous to Central Appalachia are protected under the Endangered Species Act.  The Company does not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to drill for oil and gas on our properties.  Additional species on the Company  properties may receive protected status under the Endangered Species Act and additional currently protected species may be discovered within its properties.

Facilities

The Company maintains an office at 2300 West Sahara Drive, Suite 800, Las Vegas, NV 89102 and the lease is a monthly rate of $157 per month and we have a one-year lease agreement.

Employees

The Company has two employees, the CEO and CFO.

ITEM 1A. - RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Climate change and related regulatory responses may affect our business.

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

We are subject to all governmental rules, laws and regulations relating to the mining industry in the U.S., and we fully intend to comply therewith.  However, there is no assurance the governmental agencies having jurisdiction over us, our operations and properties, will not enact laws, rules and/or regulations in the future which may have an adverse consolidation on us and our operations.

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

Newly issued shares of common stock are restricted from immediate resale in the public market.  The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than one year (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed.  The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares.  Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

The Company had an unresolved comment letter dated July 13, 2011.  We believe that we cleared these outstanding comments by the Commission staff when we filed our Amended 10K/A, No. 3 for the year ended December 31, 2010 on June 4, 2012.  The Company has responded to all other outstanding comments presented by the Commission staff and awaits  clearance from the Commission.

ITEM 2 - PROPERTIES

The Company has an office at 2300 West Sahara Drive, Suite 800, Las Vegas, Nevada 89102.  The one-year lease is for approximately 200 square feet of office space at a monthly rate of $157 per month.

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

Legal Matters of Predecessor Entities

In February 9, 2011, the State of California entered an Order against Leland Energy, Inc., Leland Kentucky Holding, Inc., Stephen M. Thompson, Annex Drilling Fund LLP, The Appalachian Drilling Fund II, LLP, BC-2 Drilling Fund, LLP, Block City Drilling Fund, LLP, Energy Production Revenue Drilling Fund, LLP, Green County Energy Fund, LLP, Knox Drilling Fund, LLP, Know Drilling Fund II, LLP, Production Revenue Drilling Fund, LLP, and Rogers Production Revenue Fund, LLP for claims that the parties violated Corporations Code 25401.  The State of California alleged that the offering materials omitted the material facts, that: on August 11, 1981 the Wisconsin Commissioner of Securities issued an Order of Prohibition against Stephen Thompson for securities violations; and; on September 5, 2002 issued another Order of Prohibition against Stephen Thompson and Leland Energy, and that on May 13, 2003 the Pennsylvania Securities Commission issued a Cease and Desist Order against Leland Energy   prohibiting the offering or sale of securities unless they retain counsel knowledgeable in securities laws applicable to filings with the Commission.

Leland Energy, Inc. has settled this matter which requires Leland Energy, Inc. to pay monthly payments of $18,000 for a total of $1,314,477.23 in restitution and $51,500 in penalties to individual partners in the partnerships.  The payments commenced on May 1, 2012 for a period of five (5) years until paid in full. Leland neither admitted nor denied the allegations claimed but believes it is in the best interest of Respondents and a sound business decision to settle this matter for all of the parties.

The Company was not a party to these proceedings and did not assume any liabilities of the above mentioned partnerships, or otherwise.  In the opinion of legal counsel, the State of California has no recourse against the Company.

ITEM 4 - MINING SAFETY DISCLOSURES

N/A.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

There currently is a limited public trading market for our common stock. Our common stock had been traded on the OTCBB from December 2007 until May 2012 when it ceased trading due to non-timely filing of this 2011 Form 10-K and other non-current filings. Management intends to file all required filings and to seek relisting on the OTCBB or other exchange. Our common stock is traded in the OTC markets under the symbol "CNSV".

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period	High Trade	Low Trade
2011
Fourth Quarter	$0.07	$0.02
Third Quarter	$0.12	$0.05
Second Quarter	$0.16	$0.06
First Quarter	$0.25	$0.06

2010
Fourth Quarter	$0.23	$0.23
Third Quarter	$0.25	$0.25
Second Quarter	$0.50	$0.50
First Quarter	$1.10	$1.10

On June 20, 2012 there were 593 stockholders of record and 50,169,289 shares of our common stock issued and outstanding. The closing price per share was $0.04.

Dividends

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

Recent Sales of Unregistered Securities

All issuances of restricted securities by the Company during the year ended December 31, 2011 were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.

During the year ended December 31, 2011, the Company issued 634,615 common shares for $50,000 in net proceeds in private placements. The price received in the private placements ranged from $0.065 per share to $0.10 per share.

During the year ended December 31, 2011, the Company issued 6,975,620 common shares with an aggregate fair value of approximately $642,818 in exchange for services. The $642,818 of services was expensed as compensation including $12,000 for our new CFO, Richard Polep, $310,818 for our new CEO, Gary Kucher, and $320,000 for our resigning CEO, Stephen Thompson during the year ended December 31, 2011. The trading price used to estimate the fair values of the common stock issued for the year ended December 31, 2011 was the trading price on the respective grant dates ranging from $0.08-$0.11 per share.

Stock Transfer Agent

Our Stock Transfer Agent is Empire Stock Transfer and is located at 1859 Whitney Mesa Drive, Henderson, NV  89014, Telephone: 702-818-5898

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2011.

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

None.

ITEM 6 - SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations and Financial Position of CNSV

Years Ended December 31, 2011 and 2010

	December 31.
Operating Data:	2011	2010

Revenue	$289,514	$194,251
Operating and Other Expenses	4,939,451	2,475,750

Net Loss	$(4,649,937)	$(2,281,499)

	December 31,
Balance Sheet Data:
	2011	2010

Current Assets	$13,412	$28,128
Total Assets	1,774,808	5,263,980
Current Liabilities	646,855	180,916
Non-Current Liabilities	23,570	21,562
Total Liabilities	670,425	202,478
Working Capital (Deficit)	(633,443)	(152,788)
Shareholders’ Equity	$1,104,383	$5,061,502

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statement Regarding Forward-Looking Disclosures

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

General

The Company was formed on January 26, 2007 to engage in the acquisition, development and exploitation of natural resource and energy-related assets.  Until January 1, 2010, the Company sought to generate revenues from its previously owned coal-mining related operations and through the harvesting of timber.

Plan of Operations

Since April 1, 2010, the Company has been solely engaged in the maintenance and production of our oil and gas wells in Kentucky and Tennessee.  In addition, the Company’s business strategy includes an ongoing search to identify unique opportunities to acquire and develop additional natural resource opportunities, with a goal of increasing current revenue and long-term value. The Company also owns oil and gas mineral rights on an additional 12,000 acres (approximately) in Eastern Kentucky.

At this stage, our activities have been limited to pursuing our strategy to identify and acquire additional natural resource business opportunities including but not limited to oil & gas mineral rights, leases and operations. There can be no assurance that the Company will acquire assets using restricted securities now or in the future, or that we will have access to cash to acquire other assets and interests.  If we are unable to acquire assets using our securities, we intend to leverage our existing assets, as well as seek to raise capital though the sale of equity and/or debt securities.  Our ultimate success will depend on our ability to acquire assets and raise additional capital on a timely basis in order to take advantage of opportunities which become available to us.  In any event, there can be no assurance that we will be able to complete additional acquisitions or develop rights or resources, which may exist on our properties in an economically viable quantity or manner, if at all.

Currently the Company is seeking to identify new acquisition candidates to expand the Company’s business portfolio beyond its current oil and gas production.

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated partnerships which were held by a total of 657 individual sellers and completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, the sellers received in aggregate 22,786,872 common shares of the Company’s common stock.  Management believes that the acquisition of the assets, included in the 12 asset purchase agreements, provides our Company with increased acres available for future drilling, as well as already drilled operating wells.

On February 12, 2010, the Company filed a Current Report on Form 8-K which disclosed the Spin-Off Agreement dated as of January 1, 2010 by and between the Company and Colt, which is incorporated by reference herein.  The following summary of the Spin-Off Agreement is not complete and is subject to and qualified in its entirety by reference to, the provisions of the Spin-Off Agreement.

Effective as of January 1, 2010, for tax and accounting purposes, the Company transferred and assigned to Colt all of the Colt Assets relating to the coal mining business of the Company as well as all other assets owned by the Company, except for oil and gas rights minus 12.5% overriding royalty payments to Colt in the oil and gas assets retained by the Company.   Colt assumed the Colt Liabilities which are generally all CNSV liabilities as of December 31, 2009, except for the obligation to file regulatory filings and taxes; the Company’s coal mining business and any liabilities arising out of the operations of Colt’s business after January 1, 2010; and any and all liabilities of the Company under which it is an obligor by reason of any guarantee or contractual commitment.  The consideration for the Spin-off was all of the shares of Colt common stock to be distributed to the Company’s stockholders of record as of January 31, 2010.  Together with an Information Statement, Colt has issued certificates representing 100% of the shares of Colt's common stock to each shareholder of the Company’s Common Stock on the Record Date on a pro-rata basis, of one (1) share of Colt's common stock for each one (1) share of the Company’s Common Stock so held by such recorded holder.  The certificates for the Colt common stock were delivered directly to each recorded holder by mail at their respective addresses as listed in the Company’s transfer agent’s books and records.

The Company and Colt both acknowledged that Colt is and shall continue to be a non-reporting privately held company and that there will not be a public market in the Colt common stock, nor is one expected to develop, and that the Colt common stock that recorded holders receive shall be “restricted securities.”  In that connection both parties agree: (1) the Colt common stock shall have the appropriate restrictive legends which describe the transfer restrictions related thereto; and (ii) Colt’s stock transfer books shall include “stop transfer” instructions that indicate such transfer limits.

Since April 1, 2010, the Company has been engaged solely in the maintenance and production of our oil and gas wells in Kentucky and Tennessee.  In addition, the Company’s business strategy includes an ongoing search to identify unique opportunities to acquire and develop additional natural resource opportunities, with a goal of increasing current revenue and long-term value.  The Company also owns oil and gas mineral rights on an additional 12,000 acres (approximately) in Eastern Kentucky.

At this stage, our activities have been limited to pursuing our strategy to identify and acquire additional natural resource opportunities. There can be no assurance at this stage that the Company will acquire assets using restricted securities now or in the future, or that we will have access to cash to acquire other assets and interests.  If we are unable to acquire assets using our securities, we intend to leverage our existing assets, as well as seek to raise capital though the sale of equity and/or debt securities.  Our ultimate success will depend on our ability to acquire assets and raise additional capital on a timely basis in order to take advantage of opportunities which become available to us.  In any event, there can be no assurance that we will be able to develop rights or resources which may exist on our properties in economically feasible quantities, if at all, or that such potential resources can be economically extracted.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Year Ended December 31,
	2011	2010
Production, net
Oil (Bbls)	3,124	2,819
Gas (Mcf)	-	-
Boe (Bbls)	3,124	2,819

Average Prices
Oil ($/Bbl)	$92.67	$68.90
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per Boe	$68.19	$30.65

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the year ended December 31, 2011 were $289,514 as compared to $194,251 for 2010.  Our revenues are from the sale of our oil and gas production.  During the year ended December 31, 2011 we produced approximately 3,124 barrels and received an average price per barrel of $92.67 while during  2010 we produced 2,819 barrels and received an average price per barrel of $68.90.

Our operating expenses for production activities for the year ended December 31, 2011 were $227,683 (comprised of $213,015 of lease operating expenses and $14,668 of depreciation, depletion and amortization) as compared to $146,119 (comprised of $86,413 of lease operating expenses and $59,706 of depreciation, depletion and amortization) for December 31, 2010.  Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. For the year ended December 31, 2011, the Company impaired its oil and gas properties and support equipment by $3,461,796 as compared to $0 for the year ended December 31, 2010. The impairment was due to reductions in the future estimated recoverable reserves as a result of sporadic production during 2011.

Our general and administrative expenses for the year ended December 31, 2011 were $1,246,855 as compared to $2,329,591 for 2010. The decrease in general and administrative expenses was primarily due to $1,299,613 in stock issued for services to employees and consultants in 2011. We have paid our employees and consultants in common shares to preserve our limited available cash.

We incurred net losses of $4,649,937 and $2,281,499 for the years ended December 31, 2011 and 2010, respectively due to the factors discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2011 was $174,068 as compared to $152,264 for the year ended December 31, 2010.  The increase in cash used in operating activities was primarily attributable to higher administrative expenses related to legal costs associated with potential acquisitions and to accounting expenses related to amended SEC filings.

Cash used in investing activities for the year ended December 31, 2011 was $0 as compared to $50,000 for the year ended December 31, 2010.  For the year ended December 31, 2010, the Company invested $50,000 in additional support equipment to be used in its oil and gas operations.

Our cash provided by financing activities for the year ended December 31, 2011 was $157,500 as compared to $219,500 for the year December 31, 2010.  There was a $154,500 decrease in proceeds from the issuance of common stock for cash offset by an increase in funds provided by a related party and a shareholder in the amount of $92,500.

During the year ended December 31, 2011, we entered into 12 notes payable with a shareholder for a total amount of, (all the notes payable) was $122,500.  We received proceeds of $107,500 and converted an existing advance from shareholder of $15,000 to a note payable.

From the period of January 2012 through July 2, 2012 we entered into 19 additional notes payable with a shareholder totaling $163,320 of proceeds to the Company.

In 2010, the Company entered into two (2) notes payable with a former officer and director, one on March 15, 2010 in the amount of $10,000 and again on March 24, 2010 in the amount of $12,000.  The notes accrued interest at 6% interest and were payable upon demand.  On April 8, 2010, the Company repaid these notes in the amount of $22,000 and $40 of accrued interest.

At January 1, 2010, an affiliated company had advanced the Company $15,322 for working capital. The March 31, 2010 balance of $14,322 (repayment of $1,000 was made by the Company in February 2010) was non-interest bearing, unsecured and due on demand. On April 8, 2010, the Company repaid the outstanding balance.

Our plan of operations is uncertain and is dependent on our ability to identify additional acquisition candidates and to effectively maintain, explore and drill oil and gas wells on our existing properties. These activities would require the Company to raise sufficient capital, if available. There’s no assurance of the ability of the Company to access investment capital, secure additional acquisitions or drill economically producing wells. The process/practice of drilling oil and gas wells is cost intensive. It is critical for us to source sufficient capital to implement our business plan.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. As discussed in the notes to the accompanying audited consolidated financial statements, the Company sustained losses from operations for the year.  We incurred net losses of $4,649,937 and $2,281,499 for the years ended December 31, 2011 and 2010, respectively.   Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized. Depletion of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.

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

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 3605, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the year ended December 31, 2011 management had an impairment of the Company’s long lived assets in the amount of $3,461,796. During the year ended December 31, 2010 management had no impairment of the Company’s long lived assets.

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

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Consolidation Services, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Consolidation Services, Inc. (the “Company” or “Successor”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The combined statements of operations, partner’ capital and cash flows of the Leland Partnerships (“Predecessor Company”) for the period from January 1, 2010 through April 1, 2010 were audited by other auditors.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidation Services, Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company sustained recurring losses from operations, has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 18, 2012

S.E. Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Independent Auditors’ Report

Leland Energy, Inc.

Leland Kentucky Holdings, Inc.

Managing Partners for the Managed Group

We have audited the accompanying combined April 1, 2010 statements of operations, changes in partnership equities and cash flows for the period then ended of the entities "Predecessor Company" whose assets were sold to Consolidation Services, Inc. as of April 1, 2010. These financial statements are the responsibility of the Managing Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above, whose assets were sold to Consolidation Services, Inc. as of April 1, 2010, present fairly, in all material respects, the combined results of their operations, changes in partnership equities, and cash flows for the period ended April 1, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ S.E. Clark & Company, P.C.

Tucson, Arizona

February 29, 2012

Member: National Association of Certified Valuation Analysts

742 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,
	2011	2010
CURRENT ASSETS
Cash	$668	$17,236
Accounts receivable	12,744	10,892
Total current assets	13,412	28,128

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $936,111 and $1,199,286 of unproved
property costs using the successful efforts method of accounting.	1,608,114	4,462,552
Support equipment, net	153,282	773,300

TOTAL ASSETS	$1,774,808	$5,263,980

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$320,290	$165,916
Accrued interest related party	3,117	-
Accounts payable - related party	200,948	-
Advances from related party	-	15,000
Notes payable - shareholder	122,500	-
Total current liabilities	646,855	180,916

Asset retirement obligations	23,570	21,562

TOTAL LIABILITIES	670,425	202,478

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
49,919,289 and 42,309,053 issued and outstanding as of
December 31, 2011 and 2010, respectively	49,919	42,309
Additional paid-in capital	9,337,857	8,652,649
Accumulated deficit	(8,283,393)	(3,633,456)
Total stockholders' equity	1,104,383	5,061,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,774,808	$5,263,980

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	SUCCESSOR COMPANY				PREDECESSOR
			Period From	Period From	Period From
	Year Ended December 31,		April 2, 2010 through	January 1, 2010 through	January 1, 2010 through
	2011	2010	December 31, 2010	April 1, 2010	April 1, 2010

OIL AND GAS REVENUES	$289,514	$194,251	$194,251	$-	$67,552

COSTS AND OPERATING EXPENSES:
Lease operating expenses	213,015	86,413	86,413	-	36,550
Depreciation, depletion, amortization and accretion	14,668	59,706	59,706	-	25,046
Impairment of oil and gas properties and support equipment	3,461,796	-	-	-	-
General and administrative	1,246,855	2,329,591	2,288,300	41,291	182
Total costs and operating expenses	4,936,334	2,475,710	2,434,419	41,291	61,778
OPERATING LOSS	(4,646,820)	(2,281,459)	(2,240,168)	(41,291)	5,774

OTHER EXPENSES
Interest expense	3,117	40	-	40	-
Total other expense	3,117	40	-	40	-

NET LOSS BEFORE INCOME TAXES	(4,649,937)	(2,281,499)	(2,240,168)	(41,331)	5,774
INCOME TAX EXPENSE (BENEFIT)	-	-	-	-	-
NET LOSS	$(4,649,937)	$(2,281,499)	$(2,240,168)	$(41,331)	$5,774

BASIC AND DILUTED LOSS PER SHARE:

Net loss per share, basic and diluted	$(0.10)	$(0.07)	$(0.07)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	47,899,854	34,124,245	34,124,245	15,257,220

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - SUCCESSOR COMPANY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional	Common Stock
	Preferred Stock		Common Stock		Paid-in	Subscribed	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

BALANCE AT DECEMBER 31, 2009	-	$ -	15,257,220	$15,257	$5,842,136	$(871,000)	$501,275	$(1,351,957)	$4,135,711

Common stock issued for cash			858,850	859	203,641				204,500

Common stock issued for services			3,406,111	3,406	1,939,025				1,942,431

Common stock for asset purchase			22,786,872	22,787	4,332,382				4,355,169

Spin off of mining operations					(3,664,535)	871,000	(501,275)		(3,294,810)

Net loss								(2,281,499)	(2,281,499)

BALANCE AT DECEMBER 31, 2010	-	$ -	42,309,053	$42,309	$8,652,649	$ -	$ -	$ (3,633,456)	$5,061,502

Common stock issued for cash			634,616	634	49,366				50,000

Common stock issued for services			150,000	150	11,850				12,000

Common stock issued for amended employment agreement with CEO			2,825,620	2,826	307,992				310,818

Common stock issued for resignation of CEO			4,000,000	4,000	316,000				320,000

Net loss								(4,649,937)	(4,649,937)

BALANCE AT DECEMBER 31, 2011	-	$ -	49,919,289	$49,919	$9,337,857	$ -	$ -	$(8,283,393)	$1,104,383

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP EQUITY - PREDECESSOR COMPANY
FOR PERIOD FROM JANUARY 1, 2010 TO APRIL 1, 2010
Total
Partnership
Equity

BALANCE AT DECEMBER 31, 2009	$4,292,675

Contribution	2,500

Withdrawals	(8,729)

Net income	5,774

BALANCE AT APRIL 1, 2010	$4,292,220

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	SUCCESSOR COMPANY				PREDECESSOR COMPANY
			Period From	Period From	Period From
	Year Ended December 31,		April 2, 2010 through	January 1, 2010 through	January 1, 2010 through
	2011	2010	December 31, 2010	April 1, 2010	April 1, 2010

Net loss	$(4,649,937)	$(2,281,499)	$(2,240,168)	$(41,331)	$5,774
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	12,660	58,314	58,314	-	19,032
Accretion of asset retirement obligations	2,008	1,392	1,392	-	6,014
Impairment of oil and gas properties	3,461,796	-	-	-	-
Common stock issued for services	642,818	1,942,431	1,942,431	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,852)	(10,892)	(10,892)	-	(17,055)
Accounts payable and accrued expenses	154,374	137,990	109,828	-	546
Accounts payable - related party	204,065	-	-	28,162	-
Net cash used in operating activities	(174,068)	(152,264)	(139,095)	(13,169)	14,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(50,000)	(50,000)	-	-
Net cash used in investing activities	-	(50,000)	(50,000)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	50,000	204,500	204,500	-	-
Proceeds from notes payable - shareholder	107,500	22,000	-	-	-
Repayments of note payable	-	(22,000)	(22,000)	-	-
Advances from related party	-	15,000	15,000	22,000	-
Partner contribution	-	-	-	-	2,500
Partner withdrawal	-	-	-	-	(8,729)
Net cash provided by (used in) financing activities	157,500	219,500	197,500	22,000	(6,229)

(DECREASE) INCREASE IN CASH	(16,568)	17,236	8,405	8,831	8,082
CASH, BEGINNING OF PERIOD	17,236	-	-	-	338
CASH, END OF PERIOD	$668	$17,236	$8,405	$8,831	$8,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid	$-	$-	$-	$-	$-
Interest Paid	$-	$40	$-	$40	$-

Supplemental disclosure of non cash investing and financing activities

Account payable and related party for cash of discontinued operations	$-	$-	$-	$27,924	$-
Increase in asset retirement obligations	$-	$20,170	$20,170	$-	$-
Conversion of related party advances to short-term notes payable	$15,000	$-	$-	$-	-
Issuance of common stock for purchase of assets	$-	$4,355,169	$4,355,169	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTON OF BUSINESS

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee.  Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010.  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010.  On April 1, 2010, the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties (See Note 4).

Basis of Presentation - Predecessor

The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP").

We acquired the Leland Partnerships (our predecessor company) and, at the time of the acquisition on April 1, 2010, we had minimal assets and no operations. Accordingly, we have included the predecessor combined financial statements of the Leland Partnerships in the accompanying financial statements for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02.

Principles of Consolidation

As of January 1, 2010, the Company spun off all of its coal mining operations to Colt Resources, Inc. (“Colt”) a Nevada corporation formed as a wholly-owned subsidiary which included the Company’s subsidiaries which were: (i) a 50% ownership interest in Buckhorn Resources, LLC; and (ii) a 50% ownership interest in Lee Co. Development, LLC.

After the spin-off of Colt on January 1, 2010, the Company’s subsidiaries included a 100% ownership interest in Vector Energy Services, Inc. Vector Energy Services, Inc. is presently not an operating subsidiary.

On June 2, 2010, CSI Energy, Inc. and CSI Resource, Inc. were incorporated in the State of Nevada as a wholly-owned subsidiaries of the Company for the purpose of acquiring energy and mining assets. CSI Energy, Inc. and CSI Resources, Inc. are presently not operating subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and 2010, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable consists of accrued revenues from oil and gas production from third party companies in the oil and gas industry.  This concentration of customers may be a consideration of the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company may analyze the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Beginning December 31, 2011, all non-interest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC through December 31, 2012. Interest-bearing accounts are insured up to $250,000. At December 31, 2011, the Company had no cash in accounts that bore interest.

The Company has two customers that purchase and distribute substantially all of our oil and gas production.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because due to the Company having a net loss (attributable to its common shareholders). Accordingly, the effects of including any additional common stock equivalents would be anti-dilutive.  There were no potentially dilutive financial instruments outstanding at December 31, 2011 and 2010.

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

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including a net loss for the year ended December 31, 2011 of $4,649,937.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES AND ACQUISITIONS

During the year ended December 31, 2011, the Company did not purchase or dispose of any oil and gas properties.

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

The acquisition consisted primarily of proved developed producing reserves, which are considered to meet the definition of a business in accordance with FASB codification Topic 805, "Business Combinations", As such, the Company accounted for the acquisition as a business combination.

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

The purchase price paid for the Acquisition was 22,786,872 restricted shares of the Company’s common stock. The shares had a quoted market price of $1.03 per share on April 1, 2010 or an aggregate quoted market value of approximately $23 million. However, shares were valued at an aggregate value of the assets acquired of $ 4,355,169 (the “Purchase Price”), The quoted market value of the Company’s common stock was based on a sporadically traded stock with little or no volume (inactive market) which the Company believes reflected an artificially inflated quoted market price (See “Note 9- Equity”).The Company assessed the inactive and sporadically traded market for the Company’s common stock and believed that the fair value of the acquisition should be the value of the assets acquired which resulted in a purchase price of $4,355,169 based on the fair value of the oil and gas reserves acquired.  The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred at the first of the period presented:

Year ended
December 31, 2010
(Unaudited)
Oil and gas revenues	$261,803

Net loss	$(2,275,775)

Net loss per share basic and diluted	$(0.07)

Weighted average shares outstanding	34,124,245

Net oil and gas properties at December 31, 2011 and 2010 were:

	Year ended December 31,
	2011	2010
Beginning balance January 1,	4,462,552	$868,826
Additions
Unproved properties	-	1,199,286
Proved properties	-	2,420,884
Asset retirement obligation	-	20,170
Sales and dispositions	-	-
Impairment	(2,845,946)	-
Depletion and depreciation	(8,492)	(46,614)
Ending balance December 31,	$1,608,114	$4,462,552

Net oil and gas properties by classification were:

	December 31, 2011	December 31, 2010
Proved oil and gas properties	$774,222	$3,289,710
Unproved oil and gas properties	868,828	1,199,286
Asset retirement asset	20,170	20,170
Accumulated depreciation, depletion and impairment	(55,106)	(46,614)
Total oil and gas assets	$1,608,114	$4,462,552

Impairment of oil and gas properties

During the year ended December 31, 2011 the Company impaired $2,515,488of its proved oil and gas properties.  During the year ended December 31, 2010 there was no impairment.  The impairment in 2011 was due to reductions in the future estimated recoverable reserves as a result of sporadic production during 2011.

For the year ended December 31, 2011 there was $330,458 impairment of unproved leaseholds.  For the year ended December 31, 2010 there was no impairment of unproved leaseholds.

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities.  The equipment is depreciated over the useful life of the underlying oil and gas property.  The following table details the change in supporting facilities and equipment for the years ended December 31, 2011 and 2010:

Beginning balance as of January 1, 2010	$-
Additions	785,000
Dispositions	-
Impairment	-
Depreciation	(11,700)
Ending balance as of December 31, 2010	773,300
Additions	-
Dispositions	-
Impairment	(615,850)
Depreciation	(4,168)
Ending balance as of December 31, 2011	$153,282

NOTE 5- RELATED PARTY TRANSACTIONS

During the year end December 31, 2011, we entered into 12 notes payable with a shareholder: The total of all the notes payable was $122,500 at December 31, 2011.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

From the period of January 2012 through July 2, 2012, the Company entered into 19 additional notes payable with a shareholder totaling $163,230.  All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

Accounts payables and accrued expenses from related party are expenses that have been separately stated from the trade accounts payable that are expenses due to our Chief Executive Officer, and shareholders of the Company.  These payables are due upon demand and do not bear interest.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

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

The following is a description of the changes to the Company’s asset retirement obligations for the year ended December 31, 2011 and 2010.

Successor Company

	Year Ended December 31,
	2011	2010
Asset retirement obligation at beginning of the period	$21,562	$20,170
Additions	-	-
Accretion expense	2,008	1,392
Asset retirement obligation at end of the period	$23,570	$21,562

Predecessor Company

From January 1, 2010 to April 1, 2010
Asset retirement obligation at the beginning of the period	$16,157
Additions	-
Accretion expense	6,041
Asset retirement obligation at end of period	$22,171

NOTE 7- INCOME TAXES

Successor Company:

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and 2010 consist of the following:

	Year Ended December 31,
	2011	2010
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$183,709	$615,510
State	-	-
	183,709	615,510
Valuation allowance	(183,709)	(615,510)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2011	2010

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	0.0%	0.0%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2011	2010

Net operating loss carryforward	1,326,582	1,142,873
Valuation allowance	(1,326,582)	(1,142,873)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $3,901,711 available to offset future taxable income through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

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

In accordance with the provisions of the partnership agreements of the Managed Group, net capital appreciation or depreciation of the partnerships is allocated to all partners in proportion to each partner’s opening capital account for each accounting period, as defined in the limited partnership agreements.

April 1, 2010
Net Income (Loss)	$5,774
Permanent Differences - impairment of oil and gas properties	-
Temporary Differences - depletion expense	(4,052)
Taxable income (loss) to be distributed	$1,722

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with its President (the “Executive’) on April 7, 2010 which was amended on July 1, 2010, May 10, 2011, May 23, 2012, and June 29, 2012 (the “Employment Agreement”).  The Employment Agreement, as amended, initially expires on July 1, 2013 and shall automatically renew on an annual basis unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement provides for:

i.

A monthly salary from July 1, 2010 through September 1, 2010 of $10,000 per month and $25,000 per month after September 1, 2010 subject to an annual increase of not less than the Consumer Price Index and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.

ii.

A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2011 or 2010):

a.

The Company posts annual gross revenues on a consolidated basis of at least $4,000,000;

b.

The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or

c.

The completion of annual funding, including equity and debt, of at least

$3,000,000.

iii.

The issuance of shares equal to 6% of the then issued and outstanding shares of the Company on May 15, 2011 (2,825,620 shares), which were issued in 2011.

iv.

The issuance of options (the Employment Agreement refers to them as warrants) on each anniversary date of the Employment Agreement, with a five-year exercise period, to purchase 1% of the then issued and outstanding shares of the Company exercisable at a price equal to the trailing six-month average share trading price prior to grant date.

v.

An automobile allowance of $1,859.72 per month.

vi.

In the event the Executive's employment is terminated without cause he will receive 12 months of severance pay and all warrants for the following year will be immediately granted.

For the year ended December 31, 2011, the Company paid $120,000 in compensation and recorded accrued compensation expense of $180,000 for the portion of unpaid compensation.

On May 10, 2011 the Company and Executive amended the Employment Agreement to allow the Company to issue the 2,825,625 common shares on May 15, 2011 rather than on September and December 2010 as was required by the Employment Agreement.

On May 23, 2012 and June 29, 2012 the Company and Executive agreed to amend the Employment Agreement so that the Company is not obligated for two issuances of warrants for the years 2011 and 2012, respectively and therefore did not grant or issue any warrants to Executive. Combined, the warrants would have allowed Executive  to purchase 2% of the then issued and outstanding shares of the Company’s common shares at the market price per share on the date of issuance, for a period of 5 years, as per the Employment Agreement.

On June 29, 2012 the Company and Executive agreed to amend the Employment Agreement so that the Company is not obligated to the Executive for a total of $60,000 of deferred salary or $15,000 a month for the four months ended December 31, 2010 as per the Employment Agreement.

On June 30, 2012 the Company and Executive agreed to amend the Employment Agreement so that the Company is not obligated to the Executive for executive auto allowance and medical benefits in the amount of $91,791.60 for the period from April 7, 2010 through September 30, 2012. Therefore, the Company has not accrued this as an obligation of the Company.

On August 2, 2010 the Company entered into a (1) year non-exclusive agreement with Regency Capital Group (“Regency”) as the Company’s financial advisor and finder in connection with the placement of structured debt with respect to future acquisitions and transactions of assets or businesses.  The agreement required the Company to pay the following in connection with Regency’s placement of structured debt with respect to future acquisitions and transactions:

•	a total of 250,000 common shares which were issued in 2010;
•	out of pocket expenses;
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

On August 2, 2011 this agreement expired.

NOTE 9- STOCKHOLDERS’ EQUITY

Common Stock Issuances

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 49,919,289 common shares were issued and outstanding as of December 31, 2011.

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

2011 Activity:

During the year ended December 31, 2011, the Company issued 634,615 common shares for $50,000 in net proceeds in private placements. The price received in the private placements ranged from $0.065 per share to $0.10 per share.

During the year ended December 31, 2011, the Company issued 6,975,620 common shares with an aggregate fair value of approximately $642,818 in exchange for services. The $642,818 of services was expensed as compensation including $12,000 for our new CFO, Richard Polep, $310,818 for our new CEO, Gary Kucher, and $320,000 for our resigning CEO, Stephen Thompson during the year ended December 31, 2011. The trading price used to estimate the fair values of the common stock issued for the year ended December 31, 2011 was the trading price on the respective grant dates ranging from $0.08-$0.11 per share.

2010 Activity:

During the year ended December 31, 2010, the Company issued 858,850 common shares for $204,500 in net proceeds in private placements. The price received in the private placements ranged from $0.04 per share to $0.67 per share.

During the year ended December 31, 2010, the Company issued 3,406,111 common shares with an aggregate fair value of approximately $1,942,431 in exchange for services. The Company assessed the quoted market price of the stock at the grant date and believed that due to the sporadic trading there was not an active market for the Company’s stock and that the quoted market price was not reflective of the fair value of the transactions. The fair value of the common shares issued was based on the weighted average of the price received in private placements of stock issued for cash during the same time frame that the shares were issued for services as the Company determined that this was a more accurate measurement of the fair value of the shares issued. The $1,942,431 of consulting services was expensed as compensation during the year ended December 31, 2010. The weighted average price used to estimate the fair values of the common stock issued for the year ended December 31, 2010 was $0.57 per share.

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties (See “Note 4 - Acquisitions”).

Preferred Stock

The Corporation is authorized to issue classes of preferred stock to be designated by the Board of Directors. The total number of preferred shares that the Company is authorized to issue is twenty million (20,000,000) shares with a par value of $0.001 per share. Except as otherwise required by statute, the designations and the powers, preferences and rights, and the qualifications or restrictions thereof, of any class or classes of stock or any series of any class of stock of the Company may be determined from time to time by resolution or resolutions of the Board of Directors.

NOTE 10 - SUBSEQUENT EVENTS

On June 13, 2012 the Company issued 100,000 common shares to two (2) Company’s advisors totaling 200,000 common shares valued at $0.035 based on the trading price of the stock on the grant date and the Company expensed $7,000.

On June 18, 2012 the Company issued 50,000 common shares to a Director that was granted on August 15, 2011.  The Company recorded a value of $5,000 based on the trading price of the stock on the grant date of $0.10.

NOTE 11 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by American Energy Advisors, Inc. (“American”), independent petroleum engineers using reserve definitions and pricing requirements prescribed by the SEC.  American used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate our reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control.  The reserve data represents only estimates.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment.  All estimates of proved reserves are determined according to the rules prescribed by the SEC.  These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates.  This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision.  Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate.  Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered.  The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based.  In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.    There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2011.  The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

Capitalized costs relating to oil and gas producing activities:

As of December 31, 2011

Unproved oil and gas properties	$936,111

Proved oil and gas properties	727,109

Accumulated depreciation, depletion, and amortization	(55,106)

Net capitalized costs	$1,608,114

Net capitalized costs related to asset retirement obligations in the amount of $20,170, as of December 31, 2011, was included in net capitalized costs.

As of December 31, 2010

Unproved oil and gas properties	$1,199,286

Proved oil and gas properties	3,309,880

Accumulated depreciation, depletion, and amortization	(46,614)

Net capitalized costs	$4,462,552

Net capitalized costs related to asset retirement obligations in the amount of $20,170, as of December 31, 2010, was included in net capitalized costs.

Costs incurred in oil and gas property acquisition, exploration, and development activities:

Year ended December 31, 2011

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Year ended December 31, 2010

Acquisition of properties - proved	$4,094,880

Acquisition of properties - unproved	330,460

Exploration costs	-

Development costs	-

Total costs incurred	$4,425,340

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2011 and 2010.  Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf).  Gas is converted to barrels of oil equivalent (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2011			2010
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:	-	-	-	-	-	-
Beginning of period	106	1,153	297
Revisions	(63)	(11)	(65)	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Purchases of minerals-in-place	-	-	-	109	1,153	300
Production	(3)	-	(3)	(3)	-	(3)
End of period	40	1,142	229	106	1,153	297

Proved developed reserves:
Beginning of period	77	122	97	-	-	-
End of period	12	-	12	77	122	97

Proved undeveloped reserves:
Beginning of period	29	1,031	200	-	-	-
End of period	28	1,142	217	29	1,031	200

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

Future cash inflows for 2011 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2011 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period.  Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2011 and 2010, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMX WTI	Gas (Mcf) Using NYMEX Henry Hub
2011 (average price)	$95.84	$4.15
2010 (average price)	$79.20	$4.39

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
	(in thousands)
Future cash inflows	$7,488	$12,548
Future costs:
Production	(3,773)	(5,689)
Transportation costs	(209)	(555)
Development	(1,014)	(1,174)
Severance tax	(329)	(550)
Future net cash inflows	2,163	4,580
10% discount factor	(1,429)	(2,949)
Standardized measure of discounted net cash flows	$734	$1,631

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of future net cash flows discounted at 10% per annum for the years ended December 31, 2011 and 2010 (stated in thousands):

	2011	2010
Beginning of period	$1,631	$-
Sales of oil and natural gas produced, net of production costs	(76)	(108)
Extensions and discoveries	-	-
Net change of prices and production costs	(542)	-
Change in future development costs	-	-
Previous estimated development costs incurred	57	-
Revisions of previous quantity estimates	(276)	-
Accretion of discount	163	-
Change in income taxes	-	-
Purchases of reserves in place	-	1,739
Timing and other	(223)
End of period	$734	$1,631

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2011.  The Company’s material weaknesses in financial reporting were:

•

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation in its 2010 Form 10K, which was subsequently amended.  Further, the amendment to its Form 10K caused the Company to be unable to file the required 2011 financial statements by the reporting deadline of April 15, 2012.

•

Also, in the fourth quarter of 2011, the Company determined it had failed to accrue deferred compensation each reporting period during 2011 totaling $180,000 ($45,000 a quarter) for 2011 for our CEO which has been recorded at December 31, 2011.  Accordingly, the Company will be required to amend each of its quarterly filings for 2011 to reflect the amount of compensation that should have been recorded for each reporting period.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Gary D. Kucher	48	Chief Executive Officer, Director

Richard S. Polep	73	Chief Financial Officer, Secretary, Treasurer, Director

Richard D. Herstone	65	Director

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

Mr. Kucher has also served on the Board of Directors of Visual Network Design Inc., dba Rackwise.

Richard S. Polep - is our Chief Financial Officer, Secretary, and Treasurer since August 2011.  Mr. Polep has over 46 years experience in public accounting and has substantial experience in financial reporting and disclosure rules and regulations of the Securities and Exchange Commission, including internal controls, initial public offerings, private offerings, corporate acquisitions and reorganizations.

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

Richard D. Herstone - is a Director.  Mr. Herstone is the found of Regency Capital Group and has served as its managing member since 1991.  The firm acts in an advisory capacity with its clients, specializing primarily in structuring debt financings for strategic and financial acquisitions, growth, diverters and other corporate purposes.  He has handled buy-side and sell-side engagements, leveraged and management buyouts, and the placement or origination of junior and senior capital.  He also has experience with restricting, turnarounds and brand licensing.  IN 2007, Mr. Herstone was instrumental in engaging worldwide licensing rights with Speedo International for a Speedo branded digital waterproof MP3 player and digital waterproof cameras.  Mr. Herstone has fulfilled various appointments in senior management positions including serving as Interim President of Bungee International, Treasurer of GaryPlayerGolf.com and Director of Business Development for each of Manex Entertainment, Inc. and Ryne Telemedicine, LLC.  Through his network of business relationship in Korea and Chine, Mr. Herstone has been successful in negotiating supply contracts for significant quantities of scrap metal with deliveries into South Korea, China and Turkey.  Prior to founding Regency Capital Group, Mr. Herstone was a partner at Regency International, a finance company specializing in large-ticket equipment leasing transaction that includes aircraft, machine tools, and rail assets.  Prior to that he was the founder and president of First Atlantic Equipment Leasing  Corporation, a full-service leasing company dedicated to providing unique financing opportunities to its “Fortune 500” clients.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file and the following have not been filed:

Gary D. Kucher  3,965,620 shares

Board Meetings and Committees

During the fiscal year ended December 31, 2011, the Board of Directors met several times and took written action on several other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it attached hereto as Exhibit 14.1 incorporated by reference from our December 31, 2010 Form 10K.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the three fiscal years ended December 31, 2011,  and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stephen M. Thompson, Chairman of the Board and President	2011 2010	- -	- -	291,744(4)	- -	- -	- -	- -	291,744

Pamela J. Thompson, Chief Financial Officer, Secretary, Treasurer, and Director	2011 2010	52,000 58,500	- -	- 238,010 (1)	- -	- -	- -	- -	52,000 296,510

Gary D. Kucher, President and Director	2011 2010	300,000 90,000	- -	310,818(5) 711,360 (2)	- -	- -	- -	- -	610,818 801,360

Richard S. Polep, Chief Financial Officer, Secretary, Treasurer, and Director	2011 2010	- -	- -	12,000(6) 28,500 (3)	- -	- -	- -	- -	12,000 28,500

Richard D. Herstone, Director	2011 2010	- -	- -	5,000(7) -	- -	- -	- -	- -	- -

*

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our December 31, 2011 financial statements.  The monies shown in the “option awards” column is the total calculated value for each individual.  The shares of our common stock issued to our officers and directors were restricted shares and federal and state securities laws place restrictions on the ability of our officers and directors to sell our common stock.

(1)

Represents the 380,000 shares Ms. Thompson received in 2010; Ms. Thompson does not have beneficial ownership of these common shares.  Ms. Thompson’s shares were granted to an irrevocable trust that she is not the beneficiary, does not control or vote any shares of the Company;

(2)

Represents the 1,140,000 shares issued for the benefit of Mr. Kucher in 2010;

(3)

Represents the 50,000 shares Mr. Polep received in 2010;

(4)

Served as principal executive officer from April 7, 2010 through April 17, 2011 and Mr. Thompson received 4,000,000 common shares in 2011,

(5)

Represents the 2,825,620 issued for the benefit of Mr. Kucher in 2011.

(6)

Represents the 150,000 shares Mr. Polep received in 2011.

(7)

Represents the 50,000 shares Mr. Herstone received in 2011

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen M. Thompson	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Pamela J. Thompson	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Gary D. Kucher	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Richard S. Polep	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Richard D. Herstone	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Compensation of Directors

We issue our director Richard Polep 50,000 common shares each, per year, as compensation for serving on our Board of Directors.  We granted 50,000 common shares to Richard Herstone on August 5, 2011 but the shares were not issued until June 18, 2012. The following table sets forth director compensation as of December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen M. Thompson	0-	0	0-	0	0	0	0
Pamela J. Thompson	0-	0	0	0	0	0	0
Gary D. Kucher	0-	0	0	0	0	0	0
Richard S. Polep	0-	28,500 (1)	0	0	0	0	28,500 (1)
Richard D. Herstone	0-	5,000	0	0	0	0	0

*

Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments.  Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	Richard Polep was appointed to our Board of Directors on May 12, 2010. Represents the 50,000 shares Mr. Polep received as our Director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen M. Thompson	-	-	-	-	-	-	-	-	-
Pamela J. Thompson	-	-	-	-	-	-	-	-	-
Gary D. Kucher	-	-	-	-	-	-	-	-	-
Richard S. Polep	-	-	-	-	-	-	-	-	-
Richard D. Herstone	-	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Stephen M. Thompson (1)	3,925,000(2)	7.86%
Common Stock	Gary D. Kucher (1,3)	3,965,620 (2,4)	7.94%
Common Stock	Richard D. Herstone (1,3)	175,000 (2)	<1.00%
Common Stock	Richard S. Polep (1,3)	200,000 (2)	<1.00%
Common Stock	Pamela J. Thompson (1,3)	-	-
Common Stock	All Directors and Officers As a Group (4 persons)	8,265,620 (2)	16.55%

(1)

Unless otherwise indicated, the address of the shareholder is Consolidation Services, Inc. 2300 West Sahara Drive # 800, Las Vegas, NV 89102.

(2)

Unless otherwise indicated, based on 49,919,289 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)

Indicates our officers or directors. (Pamela Thompson resigned as an officer and director on August 11, 2011).

(4)

Includes 3,965,620 shares held in the name of Dolphin Marine, Inc. and Vernal Capital Incorporated entities partially controlled by Gary Kucher.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have an audit, compensation, or nominating committee.

During the year-end December 31, 2011 we entered into 12 notes payable; the total of all the notes payable were $122,500.  From the period of January 2012 through May 2012 we entered into an additional 15 notes payable with a shareholder totaling $114,500.

See “Employment Contracts” above, for the terms of Gary D. Kucher’s employment contract as President of the Company.  See “Compensation of Directors” above, for terms of compensation to Richard S. Polep, and Richard D. Herstone, directors of the Company.

Stephen Thompson through Leland Energy Holdings, Inc. was the managing member of the 12 acquired partnerships.  However, Mr. Thompson did not hold any controlling interest, controlling management, or any form of control over those partnerships.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Restated Fees

During the year ended December 31, 2010, GBH CPAs., billed us $42,500 in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended December 31, 2011, GBH CPAs billed us $40,000 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended December 31, 2010, GBH CPAs billed us $0 for professional services for tax preparation.  During the year ended December 31, 2011, GBH CPAs billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2010, GBH CPAs billed us $0 for other fees.  During the year ended December 31, 2011, GBH CPAs billed us $0 for other fees.

Of the fees described above for the year ended December 31, 2011, 100% were approved by the entire Board of Directors.

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

10.5	Extension of Real Estate Option to Purchase Agreement, dated June 13, 2008, between the Company and Larry Bruce Herald.(5)
10.6	Stock Purchase Agreement (“Agreement”) is entered into as of July 1, 2008, by and among Vector Energy Services, Inc., John C. Francis, and Consolidation Services, Inc.(6)
10.7	Development Agreement, dated August 26, 2008, between Consolidation Services, Inc. and AMS Development, LLC.(7)
10.8	Form of Promissory Note, dated August 25, 2008, made by Consolidation Services, Inc. to Larry Bruce Herald.(7)
10.9	Form of Mortgage, dated August 25, 2008, between Consolidation Services, Inc. and Larry Bruce Herald.(7)
10.10	LeeCo Agreement, entered into as of September 11, 2008, by and among Consolidation Services, Inc., Altizer, Mitchell, and LeeCo Development, LLC.(8)
10.11	Agreement between the Company and Larry Bruce Herald, dated on or about May 27, 2009.(9)
10.12	Amendment to August 26, 2008 Agreement between the Company and AMS Development LLC, dated June 25, 2009.(9)
10.13	Amendment to March 20, 2008 Agreement between the Company and Buckhorn Resources LLC, dated June 25, 2009.(9)

10.14	Amendment to June 19, 2008 Agreement between the Company and LeeCo. Development LLC, dated June 25, 2009.(9)
10.15	Separation and Distribution Agreement by and between Consolidation Services, Inc. and Colt Resources, Inc.(10)
14.1	Code of Ethics
16.1	Letter from Moore and Associates, Chartered, dated August 11, 2009 to the Commission regarding statements included in Form 8-K for August 7, 2009.
*21.1	Subsidiaries of Registrant
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

Consolidation Services, Inc.

Dated: July 24, 2012		/s/ Gary D. Kucher
	By:	Gary D. Kucher
	Its:	Chief Executive Officer, Principal Executive Officer, Director

Dated: July 24, 2012		/s/ Richard S. Polep
	By:	Richard S. Polep
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 24, 2012		/s/ Gary D. Kucher
	By:	Gary D. Kucher
	Its:	Chief Executive Officer, President, Director

Dated: July 24, 2012		/s/ Richard S. Polep
	By:	Richard S. Polep
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Dated: July 24, 2012		/s/ Richard D. Herstone
	By:	Richard D. Herstone
	Its:	Director