Form 10-Q
period 2012-06-30
Consolidation Services, Inc.
filed 2012-08-20
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 0-54230

CONSOLIDATION SERVICES, INC.

(Name of small business issuer as specified in its charter)

Nevada	20-8317863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Drive, Suite 800, Las Vegas, NV  89102

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2012
Common stock, $0.001 par value	50,169,289

CONSOLIDATION SERVICES, INC.

INDEX TO FORM 10-Q FILING

CERTIFICATIONS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission the amount of the error is approximately $10.9 million. The accumulated loss would be reduced by $10.9 million for December 31, 2011.

The consolidated financial statements have also been restated to reflect the accrued compensation of our Chief Executive Officer for the three and six months ended June 30, 2012 of $45,000 and $90,000, respectively, loss per share would be reduced by $0.00 and accumulated deficit would be reduced by $10.9 million.  The Company intends to amend the June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011, and September 30, 2011 10-Qs for these changes.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:
CURRENT ASSETS
Cash	$21,181	$668
Accounts receivable - oil and gas	5,682	12,744
Total current assets	26,863	13,412

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $936,111 not subject to amortization and $1,199,286 of
unproved property costs using the successful efforts method of accounting	1,605,980	1,608,114
Support equipment, net	151,199	153,282
TOTAL ASSETS	1,784,042	1,774,808

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	405,031	320,290
Accounts payable - related party	295,948	200,948
Accrued interest - related party	8,992	3,117
Notes payable - shareholder	276,730	122,500
Total current liabilities	986,701	646,855

Asset retirement obligations	28,043	23,570
TOTAL LIABILITIES	1,014,744	670,425

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2012 and	-	-
December 31, 2011, respectively
Common stock, $.001 par value, 200,000,000 shares authorized;
50,169,289 and 49,919,289 issued and outstanding as of
June 30, 2012 and December 31, 2011, respectively	50,169	49,919
Additional paid-in capital	9,349,607	9,337,857
Accumulated deficit	(8,630,478)	(8,283,393)
Total stockholders' equity	769,298	1,104,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,784,042	$1,774,808

The accompanying notes are an integral part of these consolidated unaudited financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2012	2011	2012	2011
		Restated		Restated

OIL AND GAS REVENUES	$22,494	$78,627	$75,261	$165,127

COSTS AND OPERATING EXPENSES:
Lease operating expenses	38,995	68,040	89,958	99,155
Depreciation, depletion, amortization and accretion	2,257	17,409	8,691	37,052
General and administrative	174,692	758,956	317,822	951,610
Total costs and operating expenses	215,944	844,405	416,471	1,087,817
OPERATING LOSS	(193,450)	(765,778)	(341,210)	(922,690)

OTHER EXPENSES
Interest expense	3,478	253	5,875	253
Total other expense	3,478	253	5,875	253

LOSS BEFORE INCOME TAXES	(196,928)	(766,031)	(347,085)	(922,943)
Provision for income taxes	-	-	-	-
NET LOSS	$(196,928)	$(766,031)	$(347,085)	$(922,943)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share, basic and diluted	(0.00)	(0.02)	(0.01)	(0.02)

Weighted average number of common shares outstanding, basic and diluted	49,954,614	47,292,334	49,937,145	47,292,334

The accompanying notes are an integral part of these consolidated unaudited financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated

Net loss	$(347,085)	$(922,943)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	4,218	36,089
Accretion of asset retirement obligations	4,473	963
Common stock issued for services	7,000	642,820
Changes in operating assets and liabilities:
Accounts receivable	7,062	(8,334)
Accounts payable	95,615	58,118
Accounts payable - related party	95,000	115,948
Net cash used in operating activities	(133,717)	(77,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	-	50,000
Proceeds from note payable	154,230	35,000
Net cash provided by financing activities	154,230	85,000

INCREASE IN CASH	20,513	7,661
CASH, BEGINNING OF YEAR	668	17,236
CASH, END OF PERIOD	$21,181	$24,897

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued for stock payable	$5,000	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - RESTATEMENT

Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission the amount of the error is approximately $10.9 million. The accumulated loss would be reduced by $10.9 million for December 31, 2011 which effected the June 30, 2011 Balance Sheet.

The consolidated financial statements have been restated to properly reflect the accrual of our CEO’s compensation in accordance with the April 7, 2010 employment agreement as amended on July 1, 2010, May 10, 2011, May 23, 2011, June 29, 2012, and June 30, 2012.  The Company inadvertently did not record the additional $15,000 per month accrued compensation in the prior March 31, 2011, June 30, 2011 and September 30, 2011 10-Q filings.  The Company did report the appropriate compensation expense and accrued compensation of the CEO in the December 31, 2011 Form 10-K for a total amount of $180,000.

	Three months ended June 30, 2011
	As Filed	Adjustments	As Restated
Accounts Payable - related party	$25,948	$90,000	$115,948
Additional paid-in capital	20,249,895	(10,912,037)	9,337,858
Accumulated deficit	$(15,378,434)	$10,822,037	$(4,566,397)
Statement of Operations
General and administrative	$713,956	$45,000	$758,956
Operating loss	$720,778	$45,000	$765,778
Loss before taxes	$721,031	$45,000	$766,031
Net loss	$721,031	$45,000	$766,031
Earnings per share	$(0.00)	$(0.00)	$(0.00)

	Six months ended June 30, 2011
	As Filed	Adjustments	As Restated
Statement of Operations
Accounts Payable - related party	$25,948	$90,000	$115,948
Additional paid-in capital	20,249,895	(10,912,037)	9,337,858
Accumulated deficit	$(15,378,434)	$10,822,037	$(4,556,397)
General and administrative	$861,610	$90,000	$951,610
Operating loss	$832,690	$90,000	$922,690
Loss before taxes	$832,943	$90,000	$922,943
Net loss	$832,943	$90,000	$922,943
Earnings per share	$(0.00)	$(0.00)	$(0.00)

NOTE 2 - DESCRIPTON OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee.

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 included within its Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

On June 2, 2010, CSI Energy, Inc. and CSI Resource, Inc. were incorporated in the State of Nevada as wholly-owned subsidiaries of the Company. CSI Energy, Inc. and CSI Resources, Inc. are presently not operating subsidiaries.

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

The Company’s consolidated financial statements are based on a number of significant estimates including the oil and gas reserve quantities, which are the basis for the calculations of depreciation, depletion, and impairment. The Company’s reserve quantities are determined at least annually by an independent petroleum engineering firm. However, management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.  Accordingly, the Company’s estimates are expected to change as future information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2012, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

The Company evaluates impairment of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. Fair value is determined by reference to the present value of estimated future cash flows of such properties.

Exploration costs, including exploratory dry-holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

Support Equipment and Facilities

Support equipment and facilities including furniture, fixtures, automobiles, office equipment, leasehold improvements, and computer software, are stated at cost. Depreciation and amortization of support equipment and facilities is calculated using various accelerated or straight-line methods over the respective expected useful lives. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset or increase expected recoveries are capitalized and depleted or depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depletion, depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

Revenue Recognition

The Company has royalty and working interests in various oil and gas properties, which constitute its primary source of revenue. The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Beginning December 31, 2011, all non-interest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC through December 31, 2012. Interest-bearing accounts are insured up to $250,000. At June 30, 2012, the Company had no cash in accounts that bore interest.

The Company has two customers that purchase and distribute substantially all of our oil and gas production.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because due to the Company having a net loss (attributable to its common shareholders). Accordingly, the effects of including any additional common stock equivalents would be anti-dilutive.  There were no potentially dilutive financial instruments outstanding at June 30, 2012 and 2011.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including a net loss for the six months ended June 30, 2012 of $347,085. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES AND ACQUISITIONS

During the six months ended June 30, 2012, the Company did not purchase or dispose of any oil and gas properties.

Net oil and gas properties as of June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011

Beginning balance January 1,	$1,608,114	$4,462,552
Additions
Unproved properties	-	-
Proved properties	-	-
Asset retirement obligation	-	-
Sales and dispositions	-	-
Impairment	-	(2,845,946)
Depletion and depreciation	(2,134)	(8,492)
Ending balance	$1,605,980	$1,608,114

Net oil and gas properties by classification were:

	June 30, 2012	December 31, 2011

Oil and gas properties subject to amortization	$774,222	$774,222
Oil and gas properties not subject to amortization	868,828	868,828
Asset retirement obligations capitalized	20,170	20,170
Accumulated depreciation, depletion and impairment	(57,240)	(55,106)
Total oil and gas assets	$1,605,980	$1,608,114

Impairment of oil and gas properties

During the year ended December 31, 2011 the Company impaired $2,515,488 of its proved oil and gas properties. During the six months ended June 30, 2012 there was no impairment. The impairment in 2011 was due to reductions in the future estimated recoverable reserves as a result of sporadic production during 2011.

For the year ended December 31, 2011 there was a $330,458 impairment of unproved leaseholds. For the six months ended June 30, 2012 there was no impairment of unproved leaseholds.

Support facilities and equipment

The Company owns support facilities and equipment, which serve its oil and gas production activities. The equipment is depreciated over the useful life of the underlying oil and gas property. The following table details the change in supporting facilities and equipment as of June 30, 2012 and December 31, 2011:

Beginning balance as of January 1, 2011	$773,300
Additions	-
Dispositions	-
Impairment	(615,850)
Depreciation	(4,168)
Ending balance as of December 31, 2011	153,282
Additions	-
Dispositions	-
Impairment	-
Depreciation	(2,083)
Ending balance as of June 30, 2012	$151,199

NOTE 5- RELATED PARTY TRANSACTIONS

During the year end December 31, 2011, we entered into 12 notes payable with a shareholder: The total of all the notes payable was $122,500 at December 31, 2011.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

During the six months ended June 30, 2012, we entered into 19 notes payable with a shareholder for $154,230 in the aggregate.  The total of all notes payable outstanding was $276,730 at June 30, 2012.

From the period of July 1, 2012 through August 2, 2012, the Company entered into 2 additional notes payable with a shareholder totaling $25,968. All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

Accounts payable and accrued expenses due to related parties are expenses paid on behalf of the Company by our Chief Executive Officer and shareholders of the Company. These payables and accrued expenses are due upon demand and do not bear interest.”

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

The following is a description of the changes to the Company’s asset retirement obligations for the six months ended as of for the six months ended June 30, 2012 and the year ended December 31, 2011.

	Six Months Ended June 30,
	June 30, 2012	December 31, 2011
Asset retirement obligation at beginning of the period	$23,570	$21,562
Additions	-	-
Accretion expense	4,473	2,008
Asset retirement obligation at end of the period	$28,043	$23,570

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company entered into an employment agreement with its President (the “Executive’) on April 7, 2010, which was amended on July 1, 2010, May 10, 2011, May 23, 2012, June 29, 2012, and June 30, 2012 (the “Employment Agreement”). The Employment Agreement, as amended, initially expires on July 1, 2013 and shall automatically renew on an annual basis unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement, as amended, provides for:

i.

A monthly salary from July 1, 2010 through September 1, 2010 of $10,000 per month and $25,000 per month after January 1, 2011 subject to an annual increase of not less than the Consumer Price Index and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.

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

iv.

The issuance of options (the Employment Agreement refers to them as warrants) on each anniversary date of the Employment Agreement beginning in 2013, with a five-year exercise period, to purchase 1% of the then issued and outstanding shares of the Company exercisable at a price equal to the trailing six-month average share trading price prior to grant date.

v.

An automobile allowance of $1,859.72 per month is effective October 1, 2012.

vi.

In the event the Executive's employment is terminated without cause he will receive 12 months of severance pay and all warrants for the following year will be immediately granted.

For the six months ended June 30, 2012, the Company paid $55,000 in compensation and accrued compensation expense of $95,000 for the unpaid portion.

On May 10, 2011 the Company and Executive amended the Employment Agreement to allow the Company to issue the 2,825,625 common shares on May 15, 2011 rather than on September and December 2010 as required by the Employment Agreement.

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

NOTE 8- STOCKHOLDERS’ EQUITY

Common Stock Issuances

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 50,169,289 common shares were issued and outstanding as of June 30, 2012.

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

2012 Activity:

During the three months ended June 30, 2012, the Company issued 250,000 common shares with an aggregate fair value of approximately $12,000 in exchange for services.

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

General

The Company was formed on January 26, 2007 to engage in the acquisition, development and exploitation of natural resource and energy-related assets.  Until January 1, 2010, the Company sought to generate revenues from its previously owned coal-mining related operations and through the harvesting of timber. Effective April 1, 2010, the Company changed its business plan to develop and operate oil and gas properties.

Plan of Operations

Since April 1, 2010, the Company has been solely engaged in the maintenance and production of our oil and gas wells in Kentucky and Tennessee. In addition, the Company’s business strategy included an ongoing search to identify unique opportunities to acquire and develop additional natural resource opportunities, with a goal of increasing current revenue and long-term value. The Company also owns oil and gas mineral rights on an additional 12,000 acres (approximately) in Eastern Kentucky.

At this stage, our activities have been limited to pursuing our strategy to identify and acquire additional natural resource business opportunities including but not limited to oil and gas mineral rights, leases and operations. There can be no assurance that the Company will acquire assets using restricted securities now or in the future, or that we will have access to cash to acquire other assets and interests. If we are unable to acquire assets using our securities, we intend to leverage our existing assets, as well as seek to raise capital though the sale of equity and/or debt securities. Our ultimate success will depend on our ability to acquire assets and raise additional capital on a timely basis in order to take advantage of opportunities that become available to us. In any event, there can be no assurance that we will be able to complete additional acquisitions or develop rights or resources, which may exist on our properties in an economically viable quantity or manner, if at all.

Currently the Company is seeking to identify new acquisition candidates to expand the Company’s business portfolio beyond its current oil and gas production.

Supplemental Oil and Gas Information - Comparisons of the three months ended June 30, 2012 and 2011

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended June 30,
	2012	2011
Production
Oil (Bbls)	245	786
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	245	786

Average Prices
Oil ($/Bbl)	$91.81	$100.03
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$166.16	$69.69

Results of Operations - For the Three Months ended June 30, 2012

We use the successful efforts method of accounting for oil and gas operations. Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended June 30, 2012 were $22,494 as compared to $78,627 for 2011.  Our revenues are from the sale of our oil and gas production. During the three months ended June 30, 2012 we produced approximately 245 barrels and received an average price per barrel of $91.62 while during 2011 we produced 786 barrels and received an average price per barrel of $100.03.   The oil production has decreased due to wells that are under repair.

Our operating expenses for production activities for the three months ended June 30, 2012 and 2011 were $41,252 (comprised of $38,995 of lease operating expenses and $37,784 of depreciation, depletion and amortization) and $85,089 (comprised of $68,040 of lease operating expenses and $17,409 of depreciation, depletion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during the 2012 from the decrease in oil production.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2011.

Our general and administrative expenses for the three months ended June 30, 2012 and 2011 were $174,692 and $758,956, respectively. The decrease is primarily attributable to the reduction in stock issued to officers to approximately $12,000 incurred in 2012 (approximately $643,000 in 2011).

Supplemental Oil and Gas Information - Comparisons of the six months ended June 30, 2012 and 2011

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Six months ended June 30,
	2012	2011
Production
Oil (Bbls)	777	1,704
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	777	1,704

Average Prices
Oil ($/Bbl)	$96.86	$96.91
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$121.20	$58.19

Results of Operations - For the Six Months Ended June 30, 2012

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the six months ended June 30, 2012 were $75,261 as compared to $165,127 for 2011.  Our revenues are from the sale of our oil and gas production. During the six months ended June 30, 2012 we produced approximately 777 barrels and received an average price per barrel of $96.86 while during 2011 we produced 1,704 barrels and received an average price per barrel of $96.91. The oil production has decreased due to wells that are under repair.

Our operating expenses for production activities for the six months ended June 30, 2012 and 2011 were $98,649 (comprised of $89,958 of lease operating expenses and $7,596 of depreciation, depletion and amortization) and $136,207 (comprised of $99,155 of lease operating expenses and $37,052 of depreciation, depletion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during the 2012 from the decrease in oil production.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2011.

Our general and administrative expenses for the six months ended June 30, 2012 and 2011 were $317,822 and $951,610, respectively. The decrease is primarily attributable to the reduction in stock issued to officers of approximately $7,000 incurred in 2012 (approximately $643,000 in 2011).

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2012 was $133,717 as compared to $77,339 for the six months ended June 30, 2011. The increase in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in accounts payable, in 2012 as compared to the 2011 period.

Our cash provided by financing activities for the six months ended June 30, 2012 was $154,230 as compared to $85,000 for 2011. The increase in financing activities was due to the proceeds from notes payable of $154,230 from our shareholders in the 2012 period. The Company received proceeds of $50,000 for the issuance of 634,616 shares of common stock during the six months ended June 30, 2011. The Company also received proceeds of $35,000 from notes payable during the six months ended June 30, 2011.

During the six months ended June 30, 2012, we entered into 19 notes payable with a shareholder: The total of all notes payable outstanding was $276,730 at June 30, 2012. All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

From the period of July 2012 through August 2, 2012, the Company entered into 2 additional notes payable with a shareholder totaling $25,968. All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan. We incurred net losses of $347,085 and $922,943 for the six months ended June 30, 2012 and 2011, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a history of recurring losses from operations.  Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders to fund its operating activities.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Company management is pursuing additional funds through loans and additional sales of its common stock.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all. We have limited cash and cash equivalents and rely on investment from shareholders and other financing. We have relied upon advances from a shareholder to fund operating expenses. We need $75,000 per month to fund operating expenses and professional fees of the company.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-Q for the six months ended June 30, 2012.

The Company’s material weaknesses in financial reporting were:

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation in its 2010 Form 10K, which was subsequently amended.  Further, the amendment to its Form 10K caused the Company to be unable to file the required 2011 financial statements by the reporting deadline of April 15, 2012 and its Form 10-Q for the period ended March 31, 2012 by the reporting deadline of May 15, 2012.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 during the six months ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, the Company issued 250,000 common shares with an aggregate fair value of approximately $12,000 in exchange for services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six months ended June 30, 2012.

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

Registrant Date: August 20, 2012	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 20, 2012	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)