Form 10-Q
period 2012-03-31
Consolidation Services, Inc.
filed 2012-08-23
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 0-54230

 CONSOLIDATION SERVICES, INC.

(Name of small business issuer as specified in its charter)

Nevada	20-8317863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Drive, Suite 800, Las Vegas, NV  89102

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

Item 1 Financial Statements

Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission the amount of the error is approximately $10.9 million. The accumulated loss would be reduced by $10.9 million for December 31, 2011.

The consolidated financial statements have also been restated to reflect the accrued compensation of our Chief Executive Officer for the three months ended March 31, 2012 of $45,000, loss per share would be reduced by $0.00 and accumulated deficit would be reduced by $10.9 million.  The Company intends to amend the June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011, and September 30, 2011 10-Qs for these changes.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS:
CURRENT ASSETS
Cash	$4,126	$668
Accounts receivable - oil and gas	12,844	12,744
Total current assets	16,970	13,412

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $868,828 not subject to amortization and $1,199,286 of
unproved property costs using the successful efforts method of accounting	1,606,652	1,608,114
Support equipment, net	152,241	153,282
TOTAL ASSETS	1,775,863	1,774,808

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	337,671	320,290
Accounts payable - related party	250,948	200,948
Accrued interest - related party	5,514	3,117
Notes payable - shareholder	200,000	122,500
Total current liabilities	794,133	646,855

Asset retirement obligations	27,500	23,570
TOTAL LIABILITIES	821,633	670,425

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2012 and	-	-
December 31, 2011, respectively
Common stock, $.001 par value, 200,000,000 shares authorized;
49,919,289 issued and outstanding as of March 31, 2012 and
December 31, 2011, respectively	49,919	49,919
Additional paid-in capital	9,337,857	9,337,857
Accumulated deficit	(8,433,547)	(8,283,393)
Total stockholders' equity	954,230	1,104,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,775,863	$1,774,808

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended,
	March 31,
	2012	2011
		Restated

OIL AND GAS REVENUES	$52,768	$86,500

COSTS AND OPERATING EXPENSES:
Lease operating expenses	50,963	44,377
Depreciation, depletion, amortization and accretion	6,434	19,643
General and administrative	143,128	179,392
Total costs and operating expenses	200,524	243,412
OPERATING LOSS	(147,757)	(156,912)

OTHER EXPENSES
Interest expense	2,397	-
Total other expense	2,397	-

LOSS BEFORE INCOME TAXES	(150,154)	(156,912)
Provision for income taxes	-	-
NET LOSS	$(150,154)	$(156,912)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share, basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	49,919,289	42,489,181

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated

Net loss	$(150,154)	$(156,912)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	2,504	19,176
Accretion of asset retirement obligations	3,930	467
Changes in operating assets and liabilities:
Accounts receivable	(100)	(29,368)
Accounts payable	17,381	55,759
Accounts payable - related party	50,000	45,000

Accrued interest - related party	2,397	-
Net cash used in operating activities	(74,042)	(65,878)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	-	50,000
Proceeds from note payable - shareholder	77,500	-
Net cash provided by financing activities	77,500	50,000

INCREASE (DECREASE) IN CASH	3,458	(15,878)
CASH, BEGINNING PERIOD	668	17,236
CASH, END OF PERIOD	$4,126	$1,358

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - RESTATEMENT

Amendment No. 3 on Form 10-K amended the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission the amount of the error is approximately $10.9 million. The accumulated loss would be reduced by $10.9 million for December 31, 2011 which effected the March 31, 2011 Balance Sheet.

The consolidated financial statements have been restated to properly reflect the accrual of our CEO’s compensation in accordance with the April 7, 2010 employment agreement as amended on July 1, 2010, May 10, 2011, May 23, 2011, June 29, 2012 and June 30, 2012.  The Company inadvertently did not record the $15,000 per month accrued compensation in the prior March 31, 2011, June 30, 2011 and September 30, 2011 10-Q filings.  The Company did report the appropriate compensation expense and accrued compensation of the CEO in the December 31, 2011 Form 10-K for a total amount of $180,000.

	March 31, 2011
	As Filed	Adjustments	As Restated
Balance Sheet
Accounts Payable - related party	$28,543	$45,000	$73,543
Additional paid-in capital	$19,614,051	$(10,912,037)	$8,702,014
Accumulated deficit	$(14,657,403)	$(10,867,036)	$(3,790,367)
Statement of Operations
General and administrative	$134,392	$45,000	$179,392
Operating loss	$111,912	$45,000	$156,912
Loss before taxes	$111,912	$45,000	$156,912
Net loss	$111,912	$45,000	$156,912
Loss per share	$0.00	$0.00	$0.00

NOTE 2 - DESCRIPTON OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee.

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011, included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2012, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable consist of accrued revenues from oil and gas production from third party companies in the oil and gas industry. This concentration of customers may be a consideration of the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. In determining whether or not to require collateral from a purchaser or joint interest owner, the Company may analyze the entity’s net worth, cash flows, earnings and credit ratings. Historical credit losses incurred by the Company on receivables have not been significant.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Beginning December 31, 2011, all non-interest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC through December 31, 2012. Interest-bearing accounts are insured up to $250,000. At March 31, 2012, the Company had no cash in accounts that bore interest.

The Company has two customers that purchase and distribute substantially all of our oil and gas production.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because due to the Company having a net loss (attributable to its common shareholders). Accordingly, the effects of including any additional common stock equivalents would be anti-dilutive.  There were no potentially dilutive financial instruments outstanding at March 31, 2012 and 2011.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including a net loss for the three months ended March 31, 2012 of $150,154. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES AND ACQUISITIONS

During the three months ended March 31, 2012, the Company did not purchase or dispose of any oil and gas properties.

Net oil and gas properties as of March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
Beginning balance January 1,	$1,608,114	$4,462,552
Additions
Unproved properties	-	-
Proved properties	-	-
Asset retirement obligation	-	-
Sales and dispositions	-	-
Impairment	-	(2,845,946)
Depletion and depreciation	(1,462)	(8,492)
Ending balance December 31,	$1,606,652	$1,608,114

Net oil and gas properties by classification were:

	Three Months Ended March 31, 2012	Year ended December 31, 2011
Oil and gas properties subject to amortization	$774,222	$774,222
Oil and gas properties not subject to amortization	868,828	868,828
Asset retirement obligations capitalized	20,170	20,170
Accumulated depreciation, depletion and impairment	(56,568)	(55,106)
Total oil and gas assets	$1,606,652	$1,608,114

Impairment of oil and gas properties

During the year ended December 31, 2011 the Company impaired $2,515,488 of its proved oil and gas properties. During the three months ended March 31, 2012 there was no impairment. The impairment in 2011 was due to reductions in the future estimated recoverable reserves as a result of sporadic production during 2011.

For the year ended December 31, 2011 there was $330,458 impairment of unproved leaseholds. For the three months ended March 31, 2012 there was no impairment of unproved leaseholds.

Support facilities and equipment

The Company owns support facilities and equipment, which serve its oil and gas production activities. The equipment is depreciated over the useful life of the underlying oil and gas property. The following table details the change in supporting facilities and equipment as of March 31, 2012 and December 31, 2011:

Beginning balance as of January 1, 2011	$773,300
Additions	-
Dispositions	-
Impairment	(615,850)
Depreciation	(4,168)
Ending balance as of December 31, 2011	$153,282
Additions	-
Dispositions	-
Impairment	-
Depreciation	(1,041)
Ending balance as of March 31, 2012	$152,241

NOTE 5- RELATED PARTY TRANSACTIONS

During the year end December 31, 2011, we entered into 12 notes payable with a shareholder: The total of all the notes payable was $122,500 at December 31, 2011. All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

During the three months ended March 31, 2012, we entered into 10 notes payable with a shareholder for $77,500 in the aggregate. All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.  As of March 31, 2012, the total notes payable due to the shareholder were $200,000.

From the period of April 1, 2012 through August 2, 2012, the Company entered into 11 additional notes payable with a shareholder totaling $102,698. All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

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

	March 31, 2012	December 31, 2011
Asset retirement obligation at beginning of the period	$23,570	$21,562
Additions	-	-
Accretion expense	3,930	2,008
Asset retirement obligation at end of the period	$27,500	$23,570

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

v.

An automobile allowance of $1,859.72 per month beginning October 1, 2012.

vi.

In the event the Executive's employment is terminated without cause he will receive 12 months of severance pay and all warrants for the following year will be immediately granted.

During the three months ended March 31, 2012, the Company paid $30,000 in compensation and recorded accrued compensation expense of $45,000 for the portion of unpaid compensation.

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

NOTE 8- STOCKHOLDERS’ EQUITY

Common Stock Issuances

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 49,919,289 common shares were issued and outstanding as of March 31, 2012.

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

2012 Activity:

None

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

NOTE 9 - SUBSEQUENT EVENTS

On June 13, 2012, the Company issued 100,000 common shares to two (2) Company advisors totaling 200,000 common shares valued at $0.035 based on the trading price of the stock on the grant date and the Company expensed $7,000.

On June 18, 2012, the Company issued 50,000 common shares to a Director that had been granted on August 15, 2011.  The Company recorded a value of $5,000 based on the trading price of the stock on the grant date of $0.10.

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

Supplemental Oil and Gas Information - Comparisons of the three months ended March 31, 2012 and 2011

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended March 31,
	2012	2011
Production
Oil (Bbls)	532	918
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	532	918

Average Prices
Oil ($/Bbl)	$99.19	$94.23
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$84.65	$48.33

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended March 31, 2012 were $52,768 as compared to $86,500 for 2011.  Our revenues are from the sale of our oil and gas production. During the three months ended March 31, 2012 we produced approximately 532 barrels and received an average price per barrel of $99.19 while during 2011 we produced 918 barrels and received an average price per barrel of $94.23.  The oil production has decreased due to wells that are under repair.

Our operating expenses for production activities for the three months ended March 31, 2012 and 2011 were $57,397 (comprised of $50,963 of lease operating expenses and $2,504 of depreciation, depletion and amortization) and $64,020 (comprised of $44,377 of lease operating expenses and $19,643 of depreciation, depletion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The increase in lease operating expenses is attributable to the increase in hauling and work-over costs incurred during the 2012 from the decrease in oil production.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2011.

Our general and administrative expenses for the three months ended March 31, 2012 and 2011 were $143,128 and $179,392, respectively. The decrease is primarily attributable to the reduction in legal fees to zero in 2012 (approximately $60,000 in 2011) and an increase in accounting fees of approximately $20,000.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2012 was $74,042 as compared to $65,878 for the three months ended March 31, 2011.  The increase in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in accounts payable, in 2012 as compared to the 2011 period.

Our cash provided by financing activities for the three months ended March 31, 2012 was $77,500 as compared to $50,000 for 2011. The increase in financing activities was due to the proceeds from notes payable of $77,500 from our shareholders in the 2012 period. The Company received proceeds of $50,000 from the issuance of 634,616 shares of common stock in the 2011 period.

During the three months ended March 31, 2012, we entered into 10 notes payable with a shareholder: The total of all notes payable was $200,000 at March 31, 2012. All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

From the period of April 2012 through August 2, 2012, the Company entered into 11 additional notes payable with a shareholder totaling $102,698.  All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $150,154 and $156,912 for the three months ended March 31, 2012 and 2011, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

The Company’s material weaknesses in financial reporting were:

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation in its 2010 Form 10-K, which was subsequently amended.  Further, the amendment to its Form 10K caused the Company to be unable to file the required 2011 financial statements by the reporting deadline of April 15, 2012 and its Form 10-Q for the period ended March 31, 2012 by the reporting deadline of May 15, 2012.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 1A RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 during the three months ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities and use of proceeds during the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended March 31, 2012.

ITEM 4. MINING SAFETY DISCLOSURES

None.

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

Registrant Date: August 21, 2012	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 21, 2012	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)