Form 10-Q/A
period 2010-06-30
Consolidation Services, Inc.
filed 2012-09-19
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

INDEX TO FORM 10-Q/A FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CERTIFICATIONS

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPLANATORY NOTE

This Amendment Form 10-Q/A amends the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010 (the “Original Report”) and is being filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission to amend and restate the financial statements.  Accordingly, these consolidated financial statements have been restated to value the acquisition based upon the final reserve valuation of $4.3 million.

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships on April 1, 2010 based upon an oil and gas reserve valuation of $4.3 million.  The acquisition of the Leland partnerships was originally recorded at a valuation of $7,590,139 based on the fair value of the assets in connection with the acquisition.

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of June 30, 2010.

The consolidated financial statements have also been restated to reflect an adjustment to depreciation, depletion, and amortization expense that was previously recorded at $63,995 and reduced by $38,768 for the three and six months ended June 30, 2010 due to the reduced fair value of the oil and gas properties.

The consolidated financial statements have also been restated to furnish predecessor financial statements of the combined Leland partnerships (the “Predecessor”) for the year ended December 31, 2009, the period from January 1, 2010 through April 1, 2010 and the three and six months period ended June 30, 2009.

The total effect of the adjustments described above for the three and six months ended June 30, 201 was a decrease in the net loss of $38,768 ($0.00 per common share) and $38,768 ($0.00 per common share), respectively, and a decrease in accumulated deficit of $38,768.

In addition to adjustments to the financial statement, the Company restated Item 4 - Controls and Procedures to reflect material weaknesses identified in financial reporting controls related to these adjustments.

Unless expressly noted otherwise, the disclosures in this Form 10-Q/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-K, Forms 10-Q and Forms 8-K the Company has filed in 2010, 2011 and 2012.  The filing of this Form 10-Q/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

			PREDECESSOR
	SUCCESSOR COMPANY		COMPANY

	June 30,	December 31,	December 31,
	2010	2009	2009
ASSETS:	Restated
CURRENT ASSETS
Cash	$5,965	$-	$338
Accounts receivable	24,266	-	6,353
Total current assets	30,231	-	6,691

PROPERTY AND EQUIPMENT

Oil and gas properties, net, including $1,199,286 and $868,826, respectively, of unproved property costs using the successful efforts method of accounting.	4,484,096	868,826	3,586,932
Support equipment, net	781,100	-	720,809
Net assets of discontinued operations	-	6,231,470	-
TOTAL ASSETS	5,295,427	7,100,296	4,314,432

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	44,615	-	5,600
Net liabilities of discontinued operations	-	2,964,585	-
Total current liabilities	44,615	2,964,585	5,600

Asset retirement obligations	16,388	-	16,157

TOTAL LIABILITIES	61,003	2,964,585	21,757

CONTINGENCIES AND COMMITMENTS	-	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares authorized;
no shares were issued and outstanding as of	-
June 30, 2010 and December 31, 2009, respectively	-	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
39,873,346 and 15,257,220 issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively	39,873	15,257	-
Additional paid-in capital	8,161,835	5,842,136	-
Non-controlling interest	-	501,275	-
Common stock subscription receivable	-	(871,000)	-
Accumulated deficit	(2,967,284)	(1,351,957)	-
Total stockholders' equity	5,234,424	4,135,711

PARTNERSHIP EQUITIES
Total partnership equities	-	-	4,292,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,295,427	$7,100,296	$4,314,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

SUCCESSOR COMPANY

	Three Months Ended		Six Months Ended		Period From	Period From
	June 30,		June 30,		April 2, 2010 through	January 1, 2010 through
	2010	2009	2010	2009	June 30, 2010	April 1, 2010
	Restated		Restated
OIL AND GAS REVENUES	$66,976	$-	$66,976	$-	$66,976	$-
COSTS AND OPERATING EXPENSES:
Lease operating expenses	14,610	-	14,610	-	14,610	-
Depreciation, depletion, amortization and accretion	25,187	-	25,187	-	25,187	-
General and administrative	1,601,175	18,753	1,642,466	76,898	1,601,175	41,291
Total costs and operating expenses	1,640,972	18,753	1,682,263	76,898	1,640,972	41,291
OPERATING INCOME/ (LOSS)	(1,573,996)	(18,753)	(1,615,287)	(76,898)	(1,573,996)	(41,291)

OTHER EXPENSES
Interest expense	-	-	40	-	-	40
Total other expense	-	-	40	-	-	40

(LOSS) INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS	$(1,573,996)	$(18,753)	$(1,615,327)	$(76,898)	$(1,573,996)	$(41,331)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,573,996)	(18,753)	(1,615,327)	(76,898)	(1,573,996)	(41,331)

LOSS FROM DISCONTINUED OPERATIONS	-	(183,601)	-	(267,956)	-	-

NET (LOSS) INCOME	$(1,573,996)	$(202,354)	$(1,615,327)	$(344,854)	$(1,573,996)	$(41,331)

BASIC AND DILUTED LOSS PER COMMON SHARE,

Continuing operations	$(0.04)	$(0.00)	$(0.06)	$(0.01)	$(0.06)	$(0.00)

Discontinued operations	$-	$(0.01)	$-	$(0.02)	$-	$-

Net loss	$(0.04)	$(0.01)	$(0.06)	$(0.03)	$(0.06)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	37,893,753	15,093,970	27,481,881	15,093,970	27,481,881	15,257,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

PREDECESSOR COMPANY

	Period From	Period From	Three Months Ended	Six Months Ended
	January 1, 2010 through	April 2, 2010 through	June 30,	June 30,
	April 1, 2010	June 30, 2010	2009	2009

OIL AND GAS REVENUES	$67,552	$-	$104,562	$176,548
COSTS AND OPERATING EXPENSES:
Lease operating expenses	36,550	-	31,916	51,334
Depreciation, depletion, amortization and accretion	25,046	-	26,488	52,866
General and administrative	182	-	3,590	7,431
Total costs and operating expenses	61,778	-	61,994	111,631
OPERATING INCOME/ (LOSS)	5,774	-	42,568	64,917

OTHER EXPENSES
Interest expense	-	-	-	-
Total other expense	-	-	-	-

(LOSS) INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS	5,774	-	42,568	64,917

(LOSS) INCOME FROM CONTINUING OPERATIONS	5,774	-	42,568	64,917

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-

NET (LOSS) INCOME	$5,774	$-	$42,568	$64,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR COMPANY				PREDECESSOR COMPANY
	Six Months Ended		Period From	Period From	Period From	Period From	Six Months Ended
	June 30,		January 1, 2010	April 2, 2010	January 1, 2010	April 2, 2010	June 30,
	2010	2009	through April 1, 2010	through June 30, 2010	through April 1, 2010	June 30, 2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	Restated		Restated
Net (loss) income	$(1,615,327)	$(344,854)	$(41,331)	$(1,573,996)	$5,774	$-	$64,917
Adjustments to reconcile income (loss) to net cash
from operating activities:
Discontinued operations	-	267,956	-	-	-	-	-
Depreciation, depletion, and amortization	24,840	-		24,840	19,032	-	43,148
Common stock issued for services	1,486,681	22,826		1,486,681	-	-	-
Accretion of asset retirement obligations	347	-		347	6,014	-	9,718
Changes in operating assets and liabilities:
Accounts receivable	(24,266)	-		(24,266)	(17,055)	-	(1,253)
Accounts payable	16,690	-	28,162	(11,472)	546	-	2,656
Net cash (used in) provided by operating activities	(111,035)	(54,072)	(13,169)	(97,866)	14,311	-	119,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investing activities of discontinued operations	-	(109,663)	-	-	-	-	-
Purchase of property and equipment	(50,000)	-	-	(50,000)	-	-	(508,931)
Net cash used in investing activities	(50,000)	(109,663)	-	(50,000)	-	-	(508,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	167,000	9,000	-	167,000	-	-	-
Net financing activities of discontinued operations		154,735	-	-	-	-	-
Proceeds from note payable	22,000	-	22,000	-	-	-	-
Repayments of note payable	(22,000)	-	-	(22,000)	-	-	-
Partner contributions	-	-	-	-	2,500	-	646,069
Partner withdrawals	-	-	-	-	(8,729)	-	(254,774)
Net cash provided by (used in) financing activities	167,000	163,735	22,000	145,000	(6,229)	-	391,295

INCREASE (DECREASE) IN CASH	5,965	-	8,831	(2,866)	8,082	-	1,550
CASH, BEGINNING OF PERIOD	-	-	-	-	338	-	-
CASH, END OF THE PERIOD	$5,965	$-	$8,831	$(2,866)	$8,420	$-	$1,550

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid	$-	$-	$-	$-	$-	$-	$-
Interest Paid	$40	$18,842	$-	$40	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Accounts payable and related party for cash of discontinued operations	$-	$-	$27,924	$-	$-	$-	$-
Increase in asset retirement obligations	$16,041	$-	$-	$16,041	$-	$-	$9,718
Issuance of common stock for purchase of assets	$4,355,169	$-	$-	$4,355,169	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - RESTATEMENT

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships on April 1, 2010 based upon an oil and gas reserve valuation of $4.3 million.  The acquisition of the Leland partnerships was originally recorded at a valuation of $7,421,910 based on the fair value of the assets in connection with the acquisition.

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of June 30, 2010.

The consolidated financial statements have also been restated for the three and six months ended June 30, 2010 in response to comments received from Securities and Exchange Commission.

The consolidated financial statements have been restated for June 30, 2010 to reflect the adjustment for Depreciation, Depletion, and Amortization that was previously recorded at $63,995 and reduced by $38,768 for the three and six months ended June 30, 2010.

	Three months ended June 30, 2010
	As Filed	Adjustments	As Restated
Balance Sheet
Oil and gas properties	$7,590,139	$(3,106,043)	$4,484,096
Support Equipment and facilities	703,130	78,070	781,100
Common stock	39,873	$-	39,873
Additional paid-in capital	11,228,576	(3,066,741)	$8,161,835

Accumulated deficit	$(3,006,052)	38,768	(2,967,284)
Statement of Operations
Lease operating expense	$63,955	$(38,768)	$25,187
Net loss	$1,612,764	$(38,768)	$1,573,996
Loss per share	$(0.04)	$(0.00)	$(0.04)

	Six months ended June 30, 2010
	As Filed	Adjustments	As Restated
Balance Sheet
Oil and gas properties	$7,590,139	$(3,106,043)	$4,484,096
Support Equipment and facilities	703,130	78,070	781,100
Common stock	39,873	$-	39,873
Additional paid-in capital	11,228,576	(3,066,741)	$8,161,835
Accumulated deficit	$(3,006,052)	38,768	(2,967,284)
Statement of Operations
Lease operating expense	$63,955	$(38,768)	$25,187
Net loss	$(1,654,095)	$38,768	$(1,615,327)

Loss per share	$(0.06)	$0.00	$(0.06)

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of June 30, 2010.

The consolidated financial statements have also been restated for the period ended June 30, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including financial statements of the Predecessor for the period from January 1, 2010 through April 1, 2010. See Note 2.

The total effect of the adjustments described above for the three and six months ended June 30, 2010 was a decrease in the net loss of $38,768 ($0.00 per common share) and $38,768 ($0.00 per common share), respectively, and a decrease in accumulated deficit of $38,768.

NOTE 2 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas in Kentucky and Tennessee.  Until January 1, 2010, the Company primarily sought to generate revenues from its coal related operations.  The Company discontinued its coal mining operations on January 1, 2010 (See “Note 7 - Discontinued Operations”). The Company’s coal mining operations and its timber harvesting operations were its primary operations and only sources of revenues.  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010 to begin its oil and gas operations.  On April 1, 2010 the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties (See “Note 9 - Acquisitions”).

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

Oil and Gas Properties

The Companies use the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, including development dry holes, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Companies’ oil and gas properties was $21,287 and $0, for the three and six months ended June 30, 2010 and 2009, respectively.

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

The Companies evaluate impairment of their property and equipment in accordance with ASC Topic 360, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the three and six months ended June 30, 2010 there was no impairment of the Companies long lived assets.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs, are charged to expense when incurred.

Support Equipment and Facilities

Support equipment and facilities include furniture, fixtures, automobiles, office equipment, leasehold improvements, and computer software and are stated at cost. Depreciation and amortization of support equipment and facilities is calculated using various accelerated or straight-line methods over the expected useful lives.  The Company paid 50,000 for additional facilities upgrade in May of 2010.  Depreciation and amortization expense for support equipment and facilities totaled $3,900 and $0 for the three and six months ended June 30, 2010 and 2009, respectively.

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

Accounts Receivable

Substantially, all of the Company’s accounts receivable primarily consists of accrued revenues from oil and gas production for the six months ended June 30, 2010. The Companies’ accounts receivable are primarily a result of oil and gas sales to third party companies in the oil and gas industry.  This concentration of customers may impact the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accounts payable approximate fair value.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has losses from operations for the three and six month periods ended June 30, 2010 of $1,573,996 and $1,615,327, respectively.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

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

Successor Company

	June 30, 2010	December 31, 2009
Asset retirement obligation at beginning of the year	$-	$-
Additions	16,041	-
Accretion expense	347	-
Asset retirement obligation at end of year	$16,388	$-

Predecessor Company

December 31, 2009
Asset retirement obligation at beginning of the period	$-
Additions	10,492
Accretion expense	5,665
Asset retirement obligation at end of period	$16,157

NOTE 5 - EQUITY

Successor Company

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 39,873,346 common shares were issued and outstanding as of June 30, 2010.

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

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties (See “Note 9 - Acquisitions”).

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - DISCONTINUED OPERATIONS

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

	June 30, 2010	December 31, 2009
Net assets of discontinued operations:
Cash	$-	$26,966
Prepaid expenses	-	43,313
Property and equipment, net	-	6,161,191
Assets of Discontinued Operations	$-	$6,231,470

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$802,881
Notes payable - related parties	-	1,209,123
Notes payable	-	952,581
Liabilities of Discontinued Operations	$-	$2,964,585

	Six Months Ended
	June 30, 2010	June 30, 2009
Discontinued operations:
Revenues	$-	$4,266
Operating expenses	-	(234,230)
Interest expense	-	(37,992)
Loss from Discontinued Operations	$-	$(267,956)

	Three Months Ended
	June 30, 2010	June 30, 2009
Discontinued operations:
Revenues	$-	$-
Operating expenses	-	(165,237)
Interest expense	-	(18,364)
Loss from Discontinued Operations	$-	$(183,601)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - ACQUISITIONS

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

The following table summarizes the consideration paid by Consolidation and the amounts of the assets acquired at the acquisition date:

Purchase Price Allocation	April 1, 2010
Consideration:
Equity instruments (22,786,872 common shares of Consolidation Services, Inc. value based on appraisals)	$4,355,169
Recognized amounts of identifiable assets acquired:
Support equipment	735,000
Oil & gas Properties:
Proved developed producing reserves	1,218,670
Proved non-producing reserves	526,830
Proved undeveloped reserves	1,544,209
Probable reserves	330,460
Goodwill	-
Total assets	$4,355,169
Fair value of total assets	$4,355,169

The Company calculated the fair value of the assets based upon the Reserve Report prepared for the period ended April 1, 2010 using the NYMEX strip pricing for that period. Further, the Company assessed this value based on the weighted average cost of capital of 9%.

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

OIL AND GAS REVENUES	66,976	104,562	66,976	176,548

Net Loss	(1,573,996)	(159,786)	(1,615,327)	(279,937)

Net income per share basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.02)

Weighted average of shares outstanding	38,067,087	15,093,970	26,514,849	15,093,970

The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

On July 13, 2010, the Company approved the modification to Gary Kucher, President’s employment agreement where as effective July 1, 2010 through September 1, 2010 his monthly salary will increase to $10,000 per month and from and after September 1, 2010 his monthly rate will increase to $25,000 per month subject to annual increase consistent with the company policy applicable to other senior executive and officers and approval by the Board of Directors.  Further modified were his bonus criteria which will require Mr. Kucher to be paid 25% of his annual base salary if the company reaches certain milestones.  In addition, pursuant to the amendment, Mr. Kucher shall have earned and received beneficial ownership of 570,000 shares of Common Stock under his employment contract.  On September 1, 2010, Mr. Kucher shall receive equal to 3% of the then outstanding shares on a fully diluted basis and again on December 1, 2010.  Mr. Kucher shall also receive five-year warrants to purchase 1% of the issued and outstanding shares on each of the anniversary dates of the employment agreement exercisable at a price equal to the six-month average share trading price.  In the event Mr. Kucher’s employment is terminated without cause he shall received 12 months severance pay.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

SPIN - OFF

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

Our common stock trades under the symbol “CNSV” on the OTC Markets.

Results of Operations

We use successful efforts method of account of oil and gas operations.  The Company is in the process of acquiring mineral properties or claims located in the States of California. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

Revenues for the three months ended June 30, 2010 increased to $66,976 as compared to $0 for the three months ended June 30, 2009. Revenues for the six months ended June 30, 2010 increased to $66,976 as compared to $0 for the six months ended June 30, 2009. The Company’s primary source of revenues is from our oil and gas production.

Our operating expenses for production activities for the three months ended June 30, 2010 and 2009 were $39,787 (comprised of $14,610 of lease operating expenses and $25,187 of depreciation, depletion and amortization) and $0, respectively. The increase in lease operating expenses is attributable to acquisition of oil and gas wells on April 1, 2010.

Costs and operating expenses for the three months ended June 30, 2010 increased to $1,601,175 as compared to $18,753 for the three months ended June 30, 2009.  Costs and operating expenses for the six months ended June 30, 2010 increased to $1,642,466 as compared to $76,898 for the six months ended June 30, 2009.  Our primary costs and expenses relate to the operation of our oil and gas properties and general and administrative expenses.  Additionally, the general and administrative expenses for the three and six months ended June 30, 2010 included approximately $ 1,486,681 related to the issuance of common stock for services and are non-recurring expenses.

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

Our future revenue plan is uncertain and is dependent on our ability to effectively drill oil and gas and obtain contract and leasing opportunities on oil and gas properties. There are no assurances of the ability of our company to drill economically producible wells. The cost of drilling oil and gas is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred net losses of $1,615,327 and $344,854 for the six months ended June 30, 2010 and 2009, respectively.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q/A, Annual Report on Form 10-K/A, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On April 1, 2010, the Company issued 22,786,872 restricted shares of the Company’s common stock for the acquisition of oil and gas properties. The shares had a quoted market price of $1.03 per share on April 1, 2010, or an aggregate quoted market value of $23,470,478. The Company initially reported an aggregate purchase price of $15,555,208, or $0.67 per share on the basis of a 29.5% discount for restricted securities from the average trading price of $0.95 per share for 185,268 shares traded on the OTC Bulletin Board market in March 2010 in its Form 8-K filed on April 7, 2010. However, after receiving the third party reserve valuation and the equipment appraisal, the Company determined that the more relevant fair value to use for the purchase price based on a third party reserve valuation and a third party equipment appraisal totaling $4,355,169.

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

Registrant	Consolidation Services, Inc.

Date: September 19, 2012	By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant	Consolidation Services, Inc.

Date: September 19, 2012	By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)