Form 10-Q/A
period 2010-09-30
Consolidation Services, Inc.
filed 2012-09-19
CIK 1392960

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

INDEX TO FORM 10-Q/A FILING

CERTIFICATIONS

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPLANATORY NOTE

This Amended Form 10-Q/A amends the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010 (the “Original Report”) and is being filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission to amend and restate the financial statements.  Accordingly, these consolidated financial statements have been restated to value the acquisition based upon the final reserve valuation of $4.3 million.

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships on April 1, 2010 based upon an oil and gas reserve valuation of $4.3 million.  The acquisition of the Leland partnerships was originally recorded at a valuation of $7,590,139 based on the fair value of the assets in connection with the acquisition.

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of September 30, 2010.

The consolidated financial statements have also been restated to reflect an adjustment to depreciation, depletion, and amortization expense that was previously recorded at $98,740 and reduced to $50,986 due to the reduced fair value of the oil and gas properties.

The consolidated financial statements have also been restated to furnish predecessor financial statements of the combined Leland partnerships (the “Predecessor”) for the year ended December 31, 2009, the period from January 1, 2010 through April 1, 2010 and the three and nine months period ended September 30, 2009.

The total effect of the adjustments described above for the three and nine months ended September 30, 2010 was a decrease in the net loss of $8,986 ($0.00 per common share) and $47,754 ($0.00 per common share), respectively, and a decrease in accumulated deficit of $47,754.

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

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

			PREDECESSOR
	SUCCESSOR COMPANY		COMPANY

ASSETS:	September 30,	December 31,
	2010	2009	December 31, 2009
	Restated
CURRENT ASSETS
Cash	$12,395	$-	$338
Accounts receivable	28,844	-	6,353
Total current assets	41,239	-	6,691

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 and $868,826, respectively, of
unproved property costs using the successful efforts method of accounting.	4,461,555	868,826	3,586,932
Support equipment, net	777,200	-	720,809
Net assets of discontinued operations	-	6,231,470	-
TOTAL ASSETS	5,279,994	7,100,296	4,314,432

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	104,598	-	5,600
Advance from related party	-	-	-
Net liabilities of discontinued operations	-	2,964,585	-
Total current liabilities	104,598	2,964,585	5,600

Asset retirement obligations	15,746	-	16,157

TOTAL LIABILITIES	120,344	2,964,585	21,757

CONTINGENCIES AND COMMITMENTS	-	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares authorized;
no shares were issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	-	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
41,994,053 and 15,257,220 issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	41,994	15,257	-
Additional paid-in capital	8,577,164	5,842,136	-
Noncontrolling interest	-	501,275	-
Common stock subscription receivable	-	(871,000)	-
Accumulated deficit	(3,459,508)	(1,351,957)	-
Total stockholders' equity	5,159,650	4,135,711

PARTNERSHIP EQUITIES
Total partnership equities	-	-	4,292,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,279,994	$7,100,296	$4,314,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

SUCCESSOR COMPANY

	Three Months Ended		Nine Months Ended		Period From	Period From
	September 30,				April 2, 2010 through	January 1, 2010 through
	2010	2009	2010	2009	September 30, 2010	April 1, 2010
	Restated		Restated
OIL AND GAS REVENUES	$70,861	$-	$137,836	$-	$137,836	$-

COSTS AND OPERATING EXPENSES:
Lease operating expenses	12,911	-	27,521	-	27,521	-
Depreciation, depletion, amortization and accretion	25,799	-	50,986	-	50,986	-
General and administrative	524,375	19,503	2,166,840	59,324	2,125,549	41,291
Total costs and operating expenses	563,085	19,503	2,245,347	59,324	2,204,056	41,291
OPERATING (LOSS)	(492,224)	(19,503)	(2,107,511)	(59,324)	(2,066,220)	(41,291)

OTHER EXPENSES
Interest expense	-	-	40	-	-	40
Total other expense	-	-	40	-	-	40

(LOSS) BEFORE TAXES AND DISCONTINUED OPERATIONS	$(492,224)	$(19,503)	$(2,107,551)	$(59,324)	$(2,066,220)	$(41,331)

(LOSS) FROM CONTINUING OPERATIONS	(492,224)	(19,503)	(2,107,551)	(59,324)	(2,066,220)	(41,331)

(LOSS) FROM DISCONTINUED OPERATIONS	-	(125,882)	-	(430,915)	-	-

NET (LOSS)	$(492,224)	$(145,385)	$(2,107,551)	$(490,239)	$(2,066,220)	$(41,331)

BASIC AND DILUTED LOSS PER COMMON SHARE,

Continuing operations
	$(0.01)	$(0.00)	$(0.06)	$(0.00)	$(0.06)	$(0.00)
Discontinued operations
	$-	$(0.01)	$-	$(0.03)	$-	$-
Net (loss)
	$(0.01)	$(0.01)	$(0.06)	$(0.04)	$(0.06)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted
	41,444,755	15,092,538	32,248,463	15,092,538	32,248,463	15,257,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

PREDECESSOR COMPANY

	Period From	Three Months Ended	Nine Months Ended
	January 1, 2010 through	September 30,
	through April 1, 2010	2009	2009

OIL AND GAS REVENUES	$67,552	$84,746	$261,294

COSTS AND OPERATING EXPENSES:	36,550	21,562	72,896
Lease operating expenses	25,046	26,249	79,115
Depreciation, depletion, amortization and accretion	182	494	6,205
General and administrative	61,778	48,305	158,216
Total costs and operating expenses	5,774	36,441	103,078
OPERATING INCOME

OTHER EXPENSES	-	-	-
Interest expense	-	-	-

Total other expense	5,774	36,441	103,078

INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS	5,774	36,441	103,078

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	-	-	-

Net income	$5,774	$36,441	$103,078

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR COMPANY				PREDECESSOR COMPANY
	Nine Months Ended		Period From	Period From	Period From	Six Months Ended
	September 30,		January 1, 2010 through	April 2, 2010 through	January 1, 2010 through	September 30,
	2010	2009	through April 1, 2010	through September 30, 2010	through April 1, 2010	2009
	Restated		Restated
Net (loss) income	$(2,107,551)	$(490,239)	$(41,331)	$(2,066,220)	$5,774	$103,078
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Discontinued operations	-	430,915	-	-	-	-

Depreciation, depletion, and amortization	50,300	-		50,300	19,032	64,723
Common stock issued for services	1,866,631	-		1,866,631	-	-
Accretion of asset retirement obligations	686	-		686	6,014	11,909
Changes in operating assets and liabilities:
Accounts receivable	(28,844)	-		(28,844)	(17,055)	(2,759)
Accounts payable	76,673	(31,073)	28,162	48,511	546	1,456
Net cash (used in) and provided by operating activities	(142,105)	(90,397)	(13,169)	(128,936)	14,311	178,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investing activities of discontinued operations	-	(118,611)	-	-	-	-
Purchase of property and equipment	(50,000)	-	-	(50,000)	-	(763,346)
Net cash used in investing activities	(50,000)	(118,611)	-	(50,000)	-	(763,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common and subscribed stock	204,500	9,000	-	204,500	-	-
Net financing activities of discontinued operations		129,233	-	-	-	-
Proceeds from note payable	22,000	-	22,000	-	-	-
Repayments of note payable	(22,000)	-	-	(22,000)	-	-
Advance from related party	-	-	-	-	-	-
Partner contribution	-	-	-	-	2,500	954,103
Partner withdrawal	-	-	-	-	(8,729)	(352,904)
Net cash provided by and (used in) financing activities	204,500	138,233	22,000	182,500	(6,229)	601,199

INCREASE (DECREASE) IN CASH	12,395	(70,775)	8,831	3,564	8,082	16,260
CASH, BEGINNING OF PERIOD	-	83,099	-	-	338	-
CASH, END OF THE PERIOD	$12,395	$12,324	$8,831	$3,564	$8,420	$16,260

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid	$-	$-	$-	$-	$-	$-
Interest Paid	$40	$106,783	$-	$40	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Accounts payable and related party for cash of discontinued operations	$-	$-	$27,924	$-	$-	$-
Increase in asset retirement obligations	$15,060	$-	$-	$15,060	$-	$11,909
Issuance of common stock for purchase of assets	$4,355,1169	$-	$-	$4,355,169	$-	$-

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

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of September 30, 2010.

The consolidated financial statements have also been restated for the three and six months ended June 30,  2010 in response to comments received from Securities and Exchange Commission.

The consolidated financial statements have been restated for September 30, 2010 to reflect the adjustment for Depreciation, Depletion, and Amortization that was previously recorded at $98,740 and reduced by $8,986 and $$47,754 for the three and nine months ended September 30, 2010.

	Three months ended September 30, 2010
	As Filed	Adjustments	As Restated
Balance Sheet
Oil and gas properties	$ 7,558,612	$ (3,097,057)	$ 4,461,555

Support equipment and facilities	699,130	78,070	777,200
Common stock	41,994	-	41,994
Additional paid-in capital	11,643,905	(3,066,741)	8,577,164

Accumulated deficit	(3,507,262)	47,754	(3,459,508)

Statement of Operations
Depreciation, depletion, and amortization	34,785	(8,986)	25,799
Net loss	(501,210)	8,986	(492,224)
Loss per share	$ (0.01)	-	$ (0.01)

	Nine months ended September 30, 2010
Balance Sheet	As Filed	Adjustments	As Restated
Oil and gas properties	$ 7,558,612	$ (3,097,057)	$ 4,461,555

Support equipment and facilities	699,130	78,070	777,200
Common stock	41,994	-	41,994
Additional paid-in capital	11,643,905	(3,066,741)	8,577,164

Accumulated deficit	(3,507,262)	47,754	(3,459,508)
Statement of Operations
Depreciation, depletion, and amortization	98,740	(47,754)	50,986
Net loss	(2,155,305)	47,754	(2,107,551)
Loss per share	$ (0.07)	-	$ (0.06)

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of September 30, 2010.

The consolidated financial statements have also been restated for the period ended September 30, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including financial statements of the Predecessor for the period from January 1, 2010 through April 1, 2010. See Note 2.

The total effect of the adjustments described above for the three and nine months ended September 30, 2010 was a decrease in the net loss of $8,986 ($0.00 per common share) and $47,754 ($0.00 per common share), respectively, and a decrease in accumulated deficit of $47,754.

NOTE 2 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas in Kentucky and Tennessee.  Until January 1, 2010, the Company sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 6 - Discontinued Operations”).  As a result of its discontinued operations, the Company re-entered the exploration stage on January 1, 2010 to begin its oil and gas operations.  On April 1, 2010, the Company exited the exploration stage as a result of the acquisition of producing oil and gas properties (See “Note 9 - Acquisitions”).

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately $25,000 and $0 for the three months ended September 30, 2010 and 2009, respectively as compared to approximately $50,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

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

Support Equipment and Facilities

Support equipment and facilities including, furniture, fixtures, automobiles, office equipment, leasehold improvements, and computer software are stated at cost. Depreciation and amortization of support equipment and facilities is calculated using various accelerated or straight-line methods over the respective expected useful lives.  During May 2010 the Company upgraded its facilities by $50,000. Depreciation and amortization expense for support equipment and facilities totaled approximately $4,000 and $0 for the three months ended September 30, 2010 and 2009, respectively ,as compared to approximately $8,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

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

Reclassifications

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the three and nine month periods ended September 30, 2010 of $492,224 and $2,107,551, respectively.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

The following is a description of the changes to the Company’s asset retirement obligations for the nine months ended September 30, 2010 and the year ended December 31, 2009.

Successor Company

	September 30, 2010	December 31, 2009
Asset retirement obligation at beginning of the period	$-	$-
Additions	15,060	-
Accretion expense	686	-
Asset retirement obligation at end of period	$15,746	$-

Predecessor Company

December 31, 2009
Asset retirement obligation at beginning of the period	$-
Additions	10,492
Accretion expense	5,665
Asset retirement obligation at end of period	$16,157

NOTE 5 - EQUITY

Successor Company

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 41,944,053 common shares were issued and outstanding as of September 30, 2010.

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

On July 13, 2010, the Company approved its president’s employment agreement. The employment agreement set his monthly salary from July 1, 2010 through September 1, 2010 at $10,000 per month and after September 1, 2010 at $25,000 per month subject to annual increase consistent with the company policy applicable to other senior executives and officers and approval by the board of directors.  Additionally, the Company’s president will be paid 25% of his annual base salary if the company reaches certain milestones.  The Company’s president will also receive warrants on each anniversary date of his employment agreement with a five-year term, to purchase 1% of the then issued and outstanding shares of the Company’s common shares exercisable at a price equal to the six-month average share trading price.  In the event the Company’s president’s employment is terminated without cause he will receive 12 months of severance pay.

On November 1, 2010, the Company entered into a 3 year employment agreement with Steven A. Lieberman as Chief Operating Officer.  The Employment agreement set his salary to on an annualized basis, of $240,000.00 per annum for the period from the completion of the proposed acquisition of oil and gas interests from Grayson Services, Inc.  The base salary shall be payable by the Company in substantially equal installments on the Company’s normal payroll dates.  The Company will also grant addition stock awards 1,000,000 shares of restricted common stock in the Company.  Of this award, 100,000 shares shall be fully vested on November 1, 2010.  The restrictions on the remaining 900,000 shares shall lapse in 300,000 share increments on each of November 1, 2011, November 1, 2012 and November 1, 2013, provided Employee is still employed by the Company on each of those respective dates, or will otherwise be forfeited.  The terms and conditions of this restricted stock award shall be contained in an agreement to be executed by the Company and Employee and which will be awarded pursuant to the 2010 Consolidation Services, Inc. Long Term Incentive Plan.

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

	September 30, 2010	December 31, 2009
Net assets of discontinued operations:
Cash	$-	$26,966
Prepaid expenses	-	43,313
Property and equipment, net	-	6,161,191
Assets of Discontinued Operations	$-	$6,231,470

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$-	$802,881
Notes payable - related parties	-	1,209,123
Notes payable	-	952,581
Liabilities of Discontinued Operations	$-	$2,964,585

	Nine Months Ended
	September 30, 2010	September 30, 2009
Discontinued operations:
Revenues	$-	$-
Operating expenses	-	(112,440)
Interest expense	-	(106,783)
Loss from Discontinued Operations	$-	$(430,915)

	Three Months Ended
	September 30, 2010	September 30, 2009
Discontinued operations:
Revenues	$-	$-
Operating expenses	-	(108,174)
Interest expense	-	(165,265)
Loss from Discontinued Operations	$-	$(125,882)

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

On August 2, 2010 the Company entered into two (2), one (1) year agreements with Regency Capital Group (“Regency”) as the Company’s financial advisor and finder in connection with the placement of structured debt with respect to future acquisitions and transactions of significant assets or businesses.  The agreements require the Company to pay the following in connection with the placement of structured debt with respect to future acquisitions and transactions of significant assets or businesses:

•

250,000 of its common shares under each agreement for a total of 500,000 common shares;

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
Oil &gas Properties:
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

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

OIL AND GAS REVENUES	70,860	84,746	159,836	261,294

Net Loss	(501,211)	(108,944)	(2,167,088)	(387,161)

Net loss per share basic and diluted	$(0.01)	$(0.01)	$(0.07)	$(0.03)

Weighted average of shares outstanding	41,444,755	15,092,538	32,248,463	15,092,538

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

On November 1, 2010, the Company entered into a 3 year employment agreement with Steven A. Lieberman as Chief Operating Officer.  The Employment agreement set his salary to on an annualized basis, of $240,000.00 per annum for the period from the completion of the proposed acquisition of oil and gas interests from Grayson Services, Inc.  The base salary shall be payable by the Company in substantially equal installments on the Company’s normal payroll dates.  The Company will also grant addition stock awards 1,000,000 shares of restricted common stock in the Company.  Of this award, 100,000 shares shall be fully vested on November 1, 2010.  The restrictions on the remaining 900,000 shares shall lapse in 300,000 share increments on each of November 1, 2011, November 1, 2012 and November 1, 2013, provided Employee is still employed by the Company on each of those respective dates, or will otherwise be forfeited.  The terms and conditions of this restricted stock award shall be contained in an agreement to be executed by the Company and Employee and which will be awarded pursuant to the 2010 Consolidation Services, Inc. Long Term Incentive Plan.

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

SPIN - OFF

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

ASSET PURCHASE AGREEMENT - KENTUCKY AND TENNESSE PROPERTIES

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

PURCHASE AND SALE AGREEMENT - CALIFORNIA PROPERTIES

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

Our operating expenses for production activities for the three months ended September 30, 2010 were $38,710 (comprised of $12,911 of lease operating expenses and $25,799 of depreciation, depletion and amortization) as compared to $0 for 2009.  Operating expenses for production activities for the nine months ended September 30, 2010 were $78,507 (comprised of $27,521 of lease operating expenses and $50,986 of depreciation, depletion and amortization) as compared to $0 for 2009.  Our primary operation is the drilling and production of our oil and gas properties.  During the nine months ended September 30, 2010 our lease operating expense was $27,521 as compared to $0 for 2009.  The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance.

Our general and administrative expenses for the three months ended September 30, 2010 were $524,375 as compared to $19,503 for 2009.  General and administration expenses for the nine months ended September 30, 2010 were $2,166,840 as compared to $59,324 for 2009.   The increase in general and administrative expenses was due to the additions to our management team and the hiring of consultants in anticipation of future acquisitions.  We pay our employees and consultants largely in common shares as our cash availability is currently limited. We issued 3,091,111 of common shares for services with an aggregate fair value of approximately $1,866,831 that was included in general and administrative expenses for the nine month period ended September 30, 2010.

We recorded losses from discontinued operations for the three months ended September 30, 2009 of $125,882 and nine months ended September 30, 2009 of $430,915. The Company is currently engaged in the exploration and development of oil and gas in Kentucky and Tennessee.  Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations.  The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 (See “Note 7 - Discontinued Operations” to the accompanying Unaudited Consolidated Financial Statements).   The Company’s coal mining operations and its timber harvesting operations were its primary operations and only sources of revenues for the three and nine months ended September 30, 2009.

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

Our future development plan is uncertain and is dependent on our ability to effectively drill oil and gas and obtain contract and leasing opportunities on oil and gas properties. There are no assurances of the ability of our company to drill economically producible wells. The process/practice of drilling oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $2,107,551 and $490,239 for the nine months ended September 30, 2010 and 2009, respectively.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q/A, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Registrant Date: September 19, 2012	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: September 19, 2012	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)