Form 10-Q/A
period 2011-03-31
Consolidation Services, Inc.
filed 2012-09-19
CIK 1392960

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Amendment No. 3 on Form 10-K amended the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission. The consolidated financial statements have been restated to reflect an adjustment in April 2010 to remove goodwill and impairment of goodwill for a total error amounting to approximately $10.9 million. The accumulated loss was reduced by $10.9 million for the three months ended March 31, 2011 related to the adjustment in 2010. See Note 4.

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships based upon an oil and gas reserve valuation of $4.3 million. The acquisition of the Leland partnerships were originally recorded on April 2, 2010 at a valuation of $15,267,204 based on the fair value of the common stock consideration and goodwill was recorded for $10,912,035 in connection with the acquisition. Immediately following the acquisition, the Company recorded an impairment of the goodwill. The consolidated financial statements have been restated for all periods from the date of acquisition to March 31, 2011 to eliminate the initial valuation and subsequent impairment of goodwill.

As originally reported in April 2010, the Company reported the difference between the trading price of the common stock and the fair value of the assets as goodwill. The amount of the goodwill which created this error is approximately $10.9 million. The net loss was reduced by $10.9 million, accumulated deficit was reduced by $10.9 million and additional paid-in capital was reduced by $10.9 million.

The consolidated financial statements have also been restated to reflect additional accrued compensation of our Chief Executive Officer for the three months ended March 31, 2011 of $45,000, respectively.

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of March 31, 2011.

The consolidated financial statements have also been restated for the period ended March 31, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the “Predecessor”), in accordance with Regulation S-X 8-02 by including financial statements of the Predecessor for the period from January 1, 2010 through March 31, 2010.

The total effect of the adjustments described above for the three months ended March 31, 2011 was an increase in the net loss of $45,000 and $0.00 per common share, and an increase in accumulated deficit of $10.9 million.

In addition to adjustments to the financial statement, the Company restated Item 4 - Controls and Procedures to reflect material weaknesses identified in financial reporting controls related to these adjustments.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS:	Restated	Restated
CURRENT ASSETS
Cash	$1,358	$17,236
Accounts receivable	40,260	10,892
Total current assets	41,618	28,128

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 of unproved
property costs using the successful efforts method of accounting.	4,447,276	4,462,552
Support equipment, net	769,400	773,300

TOTAL ASSETS	$5,258,294	$5,263,980

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$193,130	$165,916
Accounts payable - related party	73,543	-
Advances from related party	15,000	15,000
Total current liabilities	281,673	180,916

Asset retirement obligations	22,029	21,562

TOTAL LIABILITIES	303,702	202,478

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
no preferred stock was issued and outstanding	-	-
as of March 31, 2011 and December 31, 2010, respectively
Common stock, $.001 par value, 200,000,000 shares authorized;
42,943,669 and 42,309,053 issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	42,944	42,309
Additional paid-in capital	8,702,016	8,652,649
Accumulated deficit	(3,790,368)	(3,633,456)
Total stockholders' equity	4,954,592	5,061,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,258,294	$5,263,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	SUCCESSOR COMPANY			PREDECESSOR
	Three Months Ended		Period From	Period From
	March 31,		January 1, 2010 through	January 1, 2010 through
	2011	2010	March 31, 2010	March 31, 2010
	Restated
OIL AND GAS REVENUES	$86,500	$-	$86,500	$67,552

COSTS AND OPERATING EXPENSES:
Lease operating expenses	44,377	-	44,377	36,550
Depreciation, depletion, amortization and accretion	19,643	-	19,643	25,046
General and administrative	179,392	41,291	179,392	182
Total costs and operating expenses	243,412	41,291	243,412	61,778
OPERATING LOSS	(156,912)	(41,291)	(156,912)	5,774

OTHER EXPENSES
Interest expense	-	40	-	-
Total other expense	-	40	-	-

NET LOSS BEFORE INCOME TAXES	(156,912)	(41,331)	(156,912)	5,774
INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET LOSS	$(156,912)	$(41,331)	$(156,912)	$5,774

BASIC AND DILUTED LOSS PER SHARE:

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	42,489,181	15,257,220	42,489,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SUCCESSOR COMPANY			PREDECESSOR COMPANY
	Three Months Ended		Period From	Period From
	March, 31,		January 1, 2010 through	January 1, 2010 through
	2011	2010	March 31, 2010	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES	Restated
Net (loss)	$(156,912)	$(41,331)	$(41,331)	$5,774
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation, depletion, and amortization	19,176	-	-	19,032
Accretion of asset retirement obligations	467	-	-	6,014
Changes in operating assets and liabilities:
Accounts receivable	(29,368)	-	-	(17,055)
Accounts payable and accrued expenses	27,216	28,162	28,162	546
Accounts payable and accrued expenses - related party	73,543	-	-	-
Net cash provided by (used in) operating activities	(65,878)	(13,169)	(13,169)	14,311

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	50,000	-	-	-
Proceeds from notes payable - shareholder	-	22,000	22,000	-
Partner contribution	-	-	-	2,500
Partner withdrawal	-	-	-	(8,729)
Net cash provided by (used in) financing activities	50,000	22,000	22,000	(6,229)

(DECREASE) INCREASE IN CASH	(15,878)	8,831	8,831	8,082
CASH, BEGINNING OF PERIOD	17,236	-	-	338
CASH, END OF PERIOD	$1,358	$8,831	$8,831	$8,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid	$-	$-	$-	$-
Interest Paid	$-	$40	$-	$-

Supplemental disclosure of non cash investing and financing activities

Increase in asset retirement obligations	$-	$27,924	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - RESTATEMENT

Amendment No. 3 on Form 10-K amended the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission. The consolidated financial statements have been restated to reflect an adjustment in April 2010 to remove goodwill and impairment of goodwill for a total error amounting to approximately $10.9 million. The accumulated loss was reduced by $10.9 million for the three months ended March 31, 2011 related to the adjustment in 2010. See Note 4.

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships based upon an oil and gas reserve valuation of $4.3 million. The acquisition of the Leland partnerships were originally recorded on April 2, 2010 at a valuation of $15,267,204 based on the fair value of the common stock consideration and goodwill was recorded for $10,912,035 in connection with the acquisition. Immediately following the acquisition, the Company recorded an impairment of the goodwill. The consolidated financial statements have been restated for all periods from the date of acquisition to March 31, 2011 to eliminate the initial valuation and subsequent impairment of goodwill.

As originally reported in April 2010, the Company reported the difference between the trading price of the common stock and the fair value of the assets as goodwill. The amount of the goodwill which created this error is approximately $10.9 million. The net loss was reduced by $10.9 million, accumulated deficit was reduced by $10.9 million and additional paid-in capital was reduced by $10.9 million.

The consolidated financial statements have also been restated to properly reflect the accrual of our CEO’s compensation in accordance with the April 7, 2010 employment agreement as amended on July 1, 2010, May 10, 2011, May 23, 2011, June 29, 2012 and June 30, 2012.  The Company inadvertently did not record an additional $15,000 per month of accrued compensation in the prior March 31, 2011, June 30, 2011 and September 30, 2011 Form 10-Q filings.  The Company did report the appropriate additional compensation expense and accrued compensation of the CEO in the December 31, 2011 Form 10-K for a total amount of $180,000. See Note 9.

	March 31, 2011
	As Filed	Adjustments	As Restated
Balance Sheet
Accounts Payable - related party	$28,543	$45,000	$73,543
Additional paid-in capital	$19,614,051	$(10,912,035)	$8,702,016
Accumulated deficit	$(14,657,403)	$(10,867,035)	$(3,790,368)

Statement of Operations
General and administrative	$134,392	$45,000	$179,392
Operating loss	$(111,912)	$(45,000)	$(156,912)
Loss before taxes	$(111,912)	$(45,000)	$(156,912)
Net loss	$(111,912)	$(45,000)	$(156,912)
Loss per share	$(0.00)	$(0.00)	$(0.00)

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of March 31, 2011.

The consolidated financial statements have also been restated for the period ended March 31, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including financial statements of the Predecessor for the period from January 1, 2010 through March 31, 2010. See Note 2.

The total effect of the adjustments described above for the three months ended March 31, 2011 was an increase in the net loss of $45,000 and $0.00 per common share, and an increase in accumulated deficit of $10.9 million.

NOTE 2 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas properties in Kentucky and Tennessee.

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2010 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 included within its Form 10-K, as filed with the Securities and Exchange Commission.

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved producing oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately $15,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate fair value due to their short-term nature.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the three month ended March 31, 2011 of $156,912.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 4 - ACQUISITIONS

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2010.

Three months ended March 31, 2010 (Unaudited)
Oil and gas revenues	$15,138
Net loss	$(57,891)
Net loss per common share basic and diluted	$(0.00)
Weighted average of common shares outstanding	15,257,220

Support facilities and equipment

The Company owns support facilities and equipment, which serve its oil and gas production activities. The equipment is depreciated over the useful life of the underlying oil and gas property. The following table details the change in supporting facilities and equipment as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Beginning balance	$773,300	$-
Additions	-	785,000
Dispositions	-	-
Impairment	-	-
Depreciation	(3,900)	(11,700)
Ending balance	$769,400	$773,300

NOTE 5 - RELATED PARTY TRANSACTIONS

Our CEO had expenses for travel and business related expenses of $28,543 and accrued compensation of $45,000 for the three months ended March 31, 2011 totaling $73,543.

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

The following is a description of the changes to the Company’s asset retirement obligations the three month period ended March 31, 2011 and the year ended December 31, 2010.

Successor Company

	March 31, 2011	December 31, 2010
Asset retirement obligation at beginning of the period	$21,562	$-
Additions	-	20,170
Accretion expense	467	1,392
Asset retirement obligation at end of the period	$22,029	$21,562

Predecessor Company

From January 1, 2010 to April 1, 2010
Asset retirement obligation at beginning of the period	$16,157
Additions	-
Accretion expense	6,041
Asset retirement obligation at end of the period	$22,171

NOTE 7 - EQUITY

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 42,943,669 common shares were issued and outstanding as of March 31, 2011.

Preferred Stock

The Corporation is authorized to issue classes of preferred stock to be designated by the Board of Directors. The total number of preferred shares that the Company is authorized to issue is 20,000,000 shares with a par value of $0.001 per share which none has been issued or outstanding as of March 31, 2011. Except as otherwise required by statute, the designations and the powers, preferences and rights, and the qualifications or restrictions thereof, of any class or classes of stock or any series of any class of stock of the Company may be determined from time to time by resolution or resolutions of the Board of Directors.

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

On February 28, 2011 the Company issued 250,000 common shares for $25,000 in cash proceeds and on March 9, 2011 the Company issued 384,616 common shares for $25,000 in cash proceeds in private placements. The price received in the private placements was $0.10 and $0.065 per share, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Our President had expenses for travel and business related expenses of $28,543 and accrued compensation of $45,000 for the three months ended March 31, 2011 totaling $73,543.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

i.A monthly salary from July 1, 2010 through September 1, 2010 of $10,000 per month and $25,000 per month after January 1, 2011 subject to an annual increase of not less than the Consumer Price Index and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.

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

Our revenues for the three months ended March 31, 2011 were $86,500 as compared to $0 for 2010.  During the three months ended March 31, 2011 we produced approximately 918 barrels and received an average price per barrel of $94.21.  We did not have any oil and gas production during the three months ended March 31, 2010.

Our operating expenses for production activities for the three months ended March 31, 2011 were $63,553 (comprised of $44,377 of lease operating expenses and $19,176 of depreciation, depletion and amortization) as compared to $0 for 2010.  Our primary operation is the drilling and production of our oil and gas properties.  The wells in Kentucky are shallow wells (approximately 1,300 feet).  We did not have oil and gas production during the three months ended March 31, 2011 and 2010.

Our general and administrative expenses for the period ended March 31, 2011 were $179,392 as compared to $41,291 for 2010.   The increase in general and administrative expenses was due to additions to our management team and the hiring of consultants in connection with a planned acquisition which was terminated, as well as in anticipation of future acquisitions.  We pay our employees and consultants largely in common shares as our cash availability is currently limited.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2011 was $65,878 as compared to $13,169 for the three months ended March 31, 2010.   The decrease in operating cash flow was primarily attributable to higher general administrative expenses for employees and services in 2011.

Our cash provided by financing activities for the three months ended March 31, 2011 was $50,000 as compared to $22,000 for 2010.  The increase in financing activities was due to the proceeds from the issuance of 631,616 shares of common stock for $50,000 in 2011 compared to proceeds of $22,000 from notes payables in 2010, respectively.

In October 2010, a shareholder advanced $15,000 at no interest rate and is due and payable upon demand.

Our future development plan is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $156,912 and $41,331 for the three months ended March 31, 2011 and 2010, respectively.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q/A, Annual Reports on Form 10-K, Current Reports on Form 8-K and proxy statements that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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