Form 10-Q/A
period 2011-06-30
Consolidation Services, Inc.
filed 2012-09-20
CIK 1392960

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Amendment No. 3 on Form 10-K amended the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission. The consolidated financial statements have been restated to reflect an adjustment in April 2010 to remove goodwill and impairment of goodwill for a total error amounting to approximately $10.9 million. The accumulated loss was reduced by $10.9 million for the six months ended June 30, 2011 related to the adjustment in 2010. See Note 4.

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships based upon an oil and gas reserve valuation of $4.3 million. The acquisition of the Leland partnerships were originally recorded on April 2, 2010 at a valuation of $15,267,204 based on the fair value of the common stock consideration and goodwill was recorded for $10,912,035 in connection with the acquisition. Immediately following the acquisition, the Company recorded an impairment of the goodwill. The consolidated financial statements have been restated for all periods from the date of acquisition to September 30, 2011 to eliminate the initial valuation and subsequent impairment of goodwill.

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

The consolidated financial statements have also been restated to reflect additional accrued compensation of our Chief Executive Officer for the three and six months ended June 30, 2011 of $45,000 and $90,000, respectively.

The consolidated financial statements have been restated for June 30, 2010 to reflect the adjustment for Depreciation, Depletion, and Amortization the was previously recorded at $63,995 and reduced to $25,187.

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of September 30, 2011.

The consolidated financial statements have also been restated for the period ended June 30, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including financial statements of the Predecessor for the period from January 1, 2010 through April 1, 2010 and the period from April 2, 2010 through June 30, 2010.

The total effect of the adjustments described above for the three and six months ended June 30, 2011 was an increase in the net loss of $45,000 ($0.00 per common share) and $90,000 ($0.00 per common share), respectively, and an increase in accumulated deficit of $10.8 million.

In addition to adjustments to the financial statement, the Company restated Item 4 - Controls and Procedures to reflect material weaknesses identified in financial reporting controls related to these adjustments.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS:	Restated	Restated
CURRENT ASSETS
Cash	$24,897	$17,236
Accounts receivable	19,226	10,892
Total current assets	44,123	28,128

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 of unproved
property costs using the successful efforts method of accounting.	4,434,263	4,462,552
Support equipment, net	765,500	773,300

TOTAL ASSETS	$5,243,886	$5,263,980

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$224,033	$165,916
Accounts payable - related party	115,948	-
Advances from related party	-	15,000
Notes payable - shareholder	50,000	-
Total current liabilities	389,981	180,916

Asset retirement obligations	22,525	21,562

TOTAL LIABILITIES	412,506	202,478

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
no preferred stock was issued and outstanding	-	-
as of June 30, 2011 and December 31, 2010, respectively
Common stock, $.001 par value, 200,000,000 shares authorized;
49,919,289 and 42,309,053 issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	49,919	42,309
Additional paid-in capital	9,337,860	8,652,649
Accumulated deficit	(4,556,399)	(3,633,456)
Total stockholders' equity	4,831,380	5,061,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,243,886	$5,263,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	SUCCESSOR COMPANY						PREDECESSOR COMPANY
	Three Months Ended		Six Months Ended		Period From	Period From	Period From
	June 30,		June 30,		April 2, 2010 through	January 1, 2010 through	January 1, 2010 through
	2011	2010	2011	2010	June 30, 2010	April 1, 2010	April 1, 2010
	Restated	Restated	Restated	Restated
OIL AND GAS REVENUES	$78,627	$66,976	$165,127	$66,976	$66,976	$-	$67,552

COSTS AND OPERATING EXPENSES:
Lease operating expenses	68,040	14,610	99,155	14,610	14,610	-	36,550
Depreciation, depletion, amortization and accretion	17,409	25,187	37,052	25,187	25,187	-	25,046
General and administrative	758,956	1,601,175	951,610	1,642,466	1,601,175	41,291	182
Total costs and operating expenses	844,405	1,640,972	1,087,817	1,682,263	1,640,972	41,291	61,778
OPERATING LOSS	(765,778)	(1,573,996)	(922,690)	(1,615,287)	(1,573,996)	(41,291)	5,774

OTHER EXPENSES
Interest expense	253	-	253	40	-	40	-
Total other expense	(253)	-	(253)	(40)	-	40	-

NET (LOSS) INCOME BEFORE INCOME TAXES	(766,031)	(1,573,996)	(922,943)	(1,615,327)	(1,573,996)	(41,331)	5,774
INCOME TAX EXPENSE (BENEFIT)	-	-	-	-	-	-	-
NET (LOSS) INCOME	$(766,031)	$(1,573,996)	$(922,943)	$(1,615,327)	$(1,573,996)	$(41,331)	$5,774

BASIC AND DILUTED LOSS PER SHARE:

Net loss per common share, basic and diluted	$(0.02)	$(0.04)	$(0.02)	$(0.06)	$(0.06)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	47,292,334	37,893,753	47,292,334	27,481,881	26,514,849	15,257,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SUCCESSOR COMPANY				PREDECESSOR COMPANY
	Six Months Ended		Period From	Period From	Period From
	June 30,		April 2, 2010 through	January 1, 2010 through	January 1, 2010 through
	2011	2010	June 30, 2010	April 1, 2010	April 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES	Restated	Restated
Net (loss) income	$(922,943)	$(1,615,327)	$(1,573,996)	$(41,331)	$5,774
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation, depletion, and amortization	36,089	24,840	24,840	-	19,032
Accretion of asset retirement obligations	963	347	347	-	6,014
Common stock issued for services	642,821	1,486,681	1,486,681	-	-
Changes in operating assets and liabilities:
Accounts receivable	(8,334)	(24,266)	(24,266)	-	(17,055)
Accounts payable and accrued expenses	58,117	16,690	(11,472)	-	546
Accounts payable and accrued expenses - related party	115,948	-	-	28,162	-
Net cash (used in) provided by operating activities	(77,339)	(111,035)	(97,866)	(13,169)	14,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(50,000)	(50,000)	-	-
Net cash used in investing activities	-	(50,000)	(50,000)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	50,000	167,000	167,000	-	-
Proceeds from notes payable - shareholder	35,000	22,000	-	22,000	-
Repayments of note payable	-	(22,000)	(22,000)	-	-
Partner contribution	-	-	-	-	2,500
Partner withdrawal	-	-	-	-	(8,729)
Net cash provided by (used in) financing activities	85,000	167,000	145,000	22,000	(6,229)

(DECREASE) INCREASE IN CASH	7,661	5,965	(2,866)	8,831	8,082
CASH, BEGINNING OF PERIOD	17,236	-	-	-	338
CASH, END OF PERIOD	$24,897	$5,965	$(2,866)	$8,831	$8,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid	$-	$-	$-	$-	$-
Interest Paid	$253	$40	$-	$40	$-

Supplemental disclosure of non cash investing and financing activities

Account payable and related party for cash of discontinued operations	$-	$-	$-	$27,924	$-
Increase in asset retirement obligations	$-	$16,041	$20,170	$-	$-
Conversion of related party advances to short-term notes payable- related party	$15,000	$-	$-	$-	$-
Issuance of common stock for purchase of assets	$-	$4,355,169	$4,355,169	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - RESTATEMENT

Amendment No. 3 on Form 10-K amended the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission.  The consolidated financial statements have been restated to reflect an adjustment in April 2010 to remove goodwill and impairment of goodwill for a total error amounting to approximately $10.9 million. The accumulated loss was reduced by $10.9 million for the six months ended June 30, 2011 related to the adjustment in 2010. See Note 4.

The consolidated financial statements have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships based upon an oil and gas reserve valuation of $4.3 million. The acquisition of the Leland partnerships were originally recorded on April 2, 2010 at a valuation of $15,267,204 based on the fair value of the common stock consideration and goodwill was recorded for $10,912,035 in connection with the acquisition. Immediately following the acquisition, the Company recorded an impairment of the goodwill. The consolidated financial statements have been restated for all periods from the date of acquisition to June 30, 2011 to eliminate the impairment of goodwill.

As originally reported in April 2010, the Company reported fair value of the assets as goodwill. The amount of the goodwill which created this error is approximately $10.9 million. The net loss was reduced by $10.9 million, accumulated deficit was reduced by $10.9 million and additional paid-in capital was reduced by $10.9 million.

The consolidated financial statements have also been restated to properly reflect the accrual of our CEO’s compensation in accordance with the April 7, 2010 employment agreement as amended on July 1, 2010, May 10, 2011, May 23, 2011, June 29, 2012, and June 30, 2012.  The Company inadvertently did not record an additional $15,000 per month of accrued compensation in the prior March 31, 2011, June 30, 2011 and September 30, 2011 10-Q filings.  The Company did report the appropriate additional compensation expense and accrued compensation of the CEO in the December 31, 2011 Form 10-K for a total amount of $180,000.  See Note 8.

The consolidated financial statements as of June 30, 2010 have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships on April 1, 2010 based upon an oil and gas reserve valuation of $4.3 million.  The acquisition of the Leland partnerships was originally recorded at a valuation of $7,421,910 based on the fair value of the assets in connection with the acquisition.

The consolidated financial statements have also been restated for June 30, 2010 to reflect the adjustment to depreciation, depletion, and amortization that was previously recorded for the excess valuation of properties at $63,995 and reduced by $38,768 for the three and six months ended June 30, 2010.

	Three months ended June 30, 2011
	As Filed	Adjustments	As Restated
Balance Sheet
Accounts Payable - related party	$25,948	$90,000	$115,948
Additional paid-in capital	$20,249,895	$(10,912,035)	$9,337,860
Accumulated deficit	$(15,378,434)	$10,822,035	$(4,566,399)
Statement of Operations
General and administrative	$713,956	$45,000	$758,956
Operating loss	$(720,778)	$(45,000)	$(765,778)
Loss before taxes	$(721,031)	$(45,000)	$(766,031)
Net loss	$(721,031)	$(45,000)	$(766,031)
Loss per share	$(0.02)	$(0.00)	$(0.02)

	Six months ended June 30, 2011
	As Filed	Adjustments	As Restated
Balance Sheet
Accounts Payable - related party	$25,948	$90,000	$115,948
Additional paid-in capital	$20,249,895	$(10,912,035)	$9,337,860
Accumulated deficit	$(15,378,434)	$10,822,035	$(4,556,399)

Statement of Operations
General and administrative	$861,610	$90,000	$951,610
Operating loss	$(832,690)	$(90,000)	$(922,690)
Loss before taxes	$(832,943)	$(90,000)	$(922,943)
Net loss	$(832,943)	$(90,000)	$(922,943)
Loss per share	$(0.02)	$(0.00)	$(0.02)

	Three months ended June 30, 2010
	As Filed	Adjustments	As Restated
Balance Sheet
Oil and gas properties	$7,590,139	$(3,106,043)	$4,484,096
Support Equipment and facilities	$703, 030	$78,070	$781,100
Common stock	$39,873	$-	$39,873
Additional paid-in capital	$11,228,576	$(3,066,741)	$8,161,835

Accumulated deficit	$(3,006,052)	38,768	(2,967,284)
Statement of Operations
Lease operating expense	$63,955	$(38,768)	$25,187
Net loss	$(1,612,764)	$(38,768)	$(1,573,996)
Loss per share	$(0.04)	$(0.00)	$(0.04)

	Six months ended June 30, 2010
	As Filed	Adjustments	As Restated
Balance Sheet
Oil and gas properties	$7,590,139	$(3,106,043)	$4,484,096
Support Equipment and facilities	$703,030	$78,070	$781,100
Common stock	$39,873	$-	$39,873
Additional paid-in capital	$11,228,576	$(3,066,741)	$8,161,835
Accumulated deficit	$(3,006,052)	$38,768	$(2,967,284)
Statement of Operations
Lease operating expense	$63,955	$(38,768)	$25,187
Net loss	$(1,654,095)	$38,768	$(1,615,327)

Loss per share	$(0.06)	$0.00	$(0.06)

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of June 30, 2011.

The consolidated financial statements have also been restated for the period ended June 30, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the “Predecessor”), in accordance with Regulation S-X 8-02 by including financial statements of the Predecessor for the period from January 1, 2010 through April 1, 2010 and the period from April 2, 2010 through June 30, 2010. See Note 2.

The total effect of the adjustments described above for the three and six months ended June 30, 2011 was an increase in the net loss of $45,000 ($0.00 per common share) and $90,000 ($0.00 per common share), respectively, and an increase in accumulated deficit of $10.8 million.

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

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2010 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved producing oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was approximately $29,000 and $24,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $14,000 and $24,000 for the three months ended June 30, 2011 and 2010, respectively.

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

Accounts Receivable

At June 30, 2011, substantially, all of the Company’s accounts receivable consists of accrued revenues from oil and gas production due from third party companies in the oil and gas industry.  The Company has two customers that purchase and distribute substantially all of our oil and gas production. Each of these customers represents approximately 50% of our total oil and gas revenue.  This concentration of customers may impact the Companies’ overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity’s net worth, cash flows, earnings and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the six month ended June 30, 2011 of $922,943.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2010.

Six months ended June 30, 2010 (Unaudited)
Oil and gas revenues	$82,114
Net loss	$(1,670,655)
Net loss per share basic and diluted	$(0.06)
Weighted average common shares outstanding - basic and diluted	26,514,849

Support facilities and equipment

The Company owns support facilities and equipment, which serve its oil and gas production activities. The equipment is depreciated over the useful life of the underlying oil and gas property. The following table details the change in supporting facilities and equipment as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Beginning balance	$773,300	$-
Additions	-	785,000
Dispositions	-	-
Impairment	-	-
Depreciation	(7,800)	(11,700)
Ending balance	$765,500	$773,300

NOTE 5 - RELATED PARTY TRANSACTIONS

Our CEO had expenses for travel and business related expenses incurred of $25,948 and accrued compensation of $90,000 for the six months ended June 30, 2011 totaling $115,948.

During the six months ended June 30, 2011, the Company entered into three note agreements for a total of $35,000 with Stephen Thompson, our former CEO and a shareholder in the Company, to fund operations.  The notes are unsecured, due on demand, carry a 6% interest rate and are classified as Notes payable - related party, in the accompanying financial statements.

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

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

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

The following is a description of the changes to the Company’s asset retirement obligations the six month period ended June 30, 2011 and the year ended December 31, 2010.

Successor Company

	June 30, 2011	December 31, 2010
Asset retirement obligation at beginning of the period	$21,562	$-
Additions	-	20,170
Accretion expense	963	1,392
Asset retirement obligation at end of the period	$22,525	$21,562

Predecessor Company

From January 1, 2010 To April 1, 2010
Asset retirement obligation at beginning of the period	$16,157
Additions	-
Accretion expense	6,041
Asset retirement obligation at end of the period	$22,171

None of the Company’s wells were plugged or abandoned during the six months ended June 30, 2011.

NOTE 7 - EQUITY

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 49,919,289 common shares were issued and outstanding as of June 30, 2011.

Preferred Stock

The Corporation is authorized to issue classes of preferred stock to be designated by the Board of Directors. The total number of preferred shares that the Company is authorized to issue is 20,000,000 shares with a par value of $0.001 per share which none has been issued or outstanding as of June 30,2011. Except as otherwise required by statute, the designations and the powers, preferences and rights, and the qualifications or restrictions thereof, of any class or classes of stock or any series of any class of stock of the Company may be determined from time to time by resolution or resolutions of the Board of Directors.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

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

The Company originally filed on July 23, 2010 its two year pre-acquisition audits in compliance with section 2065.6 of the SEC Corp Fin Financial Reporting Manual and presented Statement of Revenues and Direct Expenses instead of a full set of financial statements.

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

Proposed Acquisition

On May 2, 2011 the Company announced that it had, through its wholly-owned subsidiary CSI Resources Inc., entered into a definitive Contribution and Exchange Agreement (the “Agreement”) to acquire Elkhorn Goldfields Inc. (“EGI”) and Montana Tunnels Mining Inc (“MTMI”) from Elkhorn Goldfields LLC.

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

Our operating expenses for production activities for the three months ended June 30, 2011 and 2010 were $84,449 (comprised of $68,040 of lease operating expenses and $17,409 of depreciation, depletion and amortization) and $39,787 (comprised of $14,610 of lease operating expenses and $25,187 of depreciation, depletion and amortization), respectively. The increase in lease operating expenses is attributable to higher hauling and workover costs incurred during the 2011 period.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2010.

Our general and administrative expenses for the three months ended June 30, 2011 and 2010 were $758,956 and $1,601,175, respectively.  The decrease is primarily attributable to stock compensation of $1,486,681 and legal fees of approximately $170,000 incurred in 2010, compared to stock compensation of $642,820 and legal fees of approximately $28,000 incurred in 2011.

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

Our operating expenses for production activities for the six months ended June 30, 2011 and 2010 were $136,207 (comprised of $99,155 of lease operating expenses and $37,052 of depreciation, depletion and amortization) and $39,797 during the six months ended June 30, 2010 (comprised of $14,610 of lease operating expenses and $25,187 of depreciation, depletion and amortization), respectively . The primary reason that lease operating expenses increased can be attributed to the Company not having oil and gas production during the three months ended March 31, 2010 as the acquisition of these interests was effective April 1, 2010.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2010 and the lack of depreciation, depletion and amortization for the three months ended March 31, 2010.

Our general and administrative expenses for the six months ended June 30, 2011 and 2010 were $951,610 and $1,642,466, respectively.  The decrease in general and administrative expenses is primarily attributable to stock compensation of $1,486,681 and legal fees of approximately $170,000 incurred in 2010 compared to stock compensation of $642,820 and legal fees of approximately $28,000 incurred in 2011.

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

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $922,943 and $1,615,327 for the six months ended June 30, 2011 and 2010, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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