Form 10-Q/A
period 2011-09-30
Consolidation Services, Inc.
filed 2012-09-20
CIK 1392960

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Amendment No. 3 on Form 10-K amended the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission. The consolidated financial statements have been restated to reflect an adjustment in April 2010 to remove goodwill and impairment of goodwill for a total error amounting to approximately $10.9 million. The accumulated loss was reduced by $10.9 million for the nine months ended September 30, 2011 related to the adjustment in 2010. See Note 4.

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

The consolidated financial statements have also been restated to reflect additional accrued compensation of our Chief Executive Officer for the three and nine months ended September 30, 2011 of $45,000 and $135,000, respectively.

The consolidated financial statements have also been restated for September 30, 2010 to reflect the adjustment to depreciation, depletion, and amortization that was previously recorded for the excess valuation of properties at $98,740 and reduced to $50,986.

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of September 30, 2011.

The consolidated financial statements have also been restated for the period ended September 30, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the ”Predecessor”), in accordance with Regulation S-X 8-02 by including financial statements of the Predecessor for the period from January 1, 2010 through April 1, 2010 and the period from April 2, 2010 through September 30, 2010.

The total effect of the adjustments described above for the three and nine months ended September 30, 2011 was an increase in the net loss of $45,000 ($0.00 per common share) and $135,000 ($0.00 per common share), respectively, and an increase in accumulated deficit of $10.8 million.

In addition to adjustments to the financial statement, the Company restated Item 4 - Controls and Procedures to reflect material weaknesses identified in financial reporting controls related to these adjustments.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2011	2010
ASSETS:	Restated	Restated
CURRENT ASSETS
Cash	$2,623	$17,236
Accounts receivable	28,667	10,892
Total current assets	31,290	28,128

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $1,199,286 of unproved
property costs using the successful efforts method of accounting.	4,419,947	4,462,552
Support equipment, net	761,600	773,300

TOTAL ASSETS	$5,212,837	$5,263,980

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$272,721	$165,916
Accounts payable - related party	157,492	-
Advances from related party	-	15,000
Notes payable - shareholder	87,500	-
Total current liabilities	517,713	180,916

Asset retirement obligations	23,051	21,562

TOTAL LIABILITIES	540,764	202,478

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
no preferred stock was issued and outstanding	-	-
as of June 30, 2011 and December 31, 2010, respectively
Common stock, $.001 par value, 200,000,000 shares authorized;
49,919,289 and 42,309,053 issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	49,919	42,309
Additional paid-in capital	9,337,860	8,652,649
Accumulated deficit	(4,715,706)	(3,633,456)
Total stockholders' equity	4,672,073	5,061,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,212,837	$5,263,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	SUCCESSOR COMPANY						PREDECESSOR COMPANY
	Three Months Ended		Nine Months Ended		Period From	Period From	Period From
	September 30,		September 30,		April 2, 2010 through	January 1, 2010 through	January 1, 2010 through
	2011	2010	2011	2010	September 30, 2010	April 1, 2010	April 1, 2010
	Restated	Restated	Restated	Restated
OIL AND GAS REVENUES	$74,846	$70,861	$239,973	$137,836	$137,836	$-	$67,552

COSTS AND OPERATING EXPENSES:
Lease operating expenses	58,130	12,911	157,285	27,521	27,521	-	36,550
Depreciation, depletion, amortization and accretion	18,742	25,799	55,794	50,986	50,986	-	25,046
General and administrative	155,990	524,375	1,107,600	2,166,840	2,125,549	41,291	182
Total costs and operating expenses	232,862	563,085	1,320,679	2,245,347	2,204,056	41,291	61,778
OPERATING LOSS	(158,016)	(492,224)	(1,080,706)	(2,107,511)	(2,066,220)	(41,291)	5,774

OTHER EXPENSES
Interest expense	1,291	-	1,544	40	-	40	-
Total other expense	(1,291)	-	(1,544)	(40)	-	40	-

NET (LOSS) INCOME BEFORE INCOME TAXES	(159,307)	(492,224)	(1,082,250)	(2,107,551)	(2,066,220)	(41,331)	5,774
INCOME TAX EXPENSE (BENEFIT)	-	-	-	-	-	-	-
NET (LOSS) INCOME	$(159,307)	$(492,224)	$(1,082,250)	$(2,107,551)	$(2,066,220)	$(41,331)	$5,774

BASIC AND DILUTED LOSS PER SHARE:

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.08)	$(0.08)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	49,919,289	37,893,753	46,777,006	27,481,881	27,481,881	15,257,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SUCCESSOR COMPANY				PREDECESSOR COMPANY
	Nine Months Ended		Period From	Period From	Period From
	September 30,		April 2, 2010 through	January 1, 2010 through	January 1, 2010 through
	2011	2010	September 30, 2010	April 1, 2010	April 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES	Restated	Restated
Net (loss) income	$(1,082,250)	$(2,107,551)	$(2,066,220)	$(41,331)	$5,774
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation, depletion, and amortization	54,305	50,300	50,300	-	19,032
Accretion of asset retirement obligations	1,489	686	686	-	6,014
Common stock issued for services	642,821	1,866,631	1,866,631	-	-
Changes in operating assets and liabilities:
Accounts receivable	(17,775)	(28,844)	(28,844)	-	(17,055)
Accounts payable and accrued expenses	106,805	76,673	48,511	-	546
Accounts payable - related party	157,492	-	-	28,162	-
Net cash provided by (used in) in operating activities	(137,113)	(142,105)	(128,936)	(13,169)	14,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(50,000)	(50,000)	-	-
Net cash used in investing activities	-	(50,000)	(50,000)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	50,000	204,500	204,500	-	-
Proceeds from notes payable - shareholder	72,500	22,000	-	22,000	-
Repayments of note payable	-	(22,000)	(22,000)	-	-
Partner contribution	-	-	-	-	2,500
Partner withdrawal	-	-	-	-	(8,729)
Net cash provided by (used in) financing activities	122,500	204,500	182,500	22,000	(6,229)

(DECREASE) INCREASE IN CASH	(14,613)	12,395	3,564	8,831	8,082
CASH, BEGINNING OF PERIOD	17,236	-	-	-	338
CASH, END OF PERIOD	$2,623	$12,395	$3,564	$8,831	$8,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid	$-	$-	$-	$-	$-
Interest Paid	$-	$40	$-	$40	$-

Supplemental disclosure of non cash investing and financing activities

Account payable and related party for cash of discontinued operations	$-	$-	$-	$27,924	$-
Increase in asset retirement obligations	$-	$15,061	$20,170	$-	$-
Conversion of related party advances to short-term notes payable- related party	$15,000	$-	$-	$-	$-
Issuance of common stock for purchase of assets	$-	$4,355,169	$4,355,169	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - RESTATEMENT

Amendment No. 3 on Form 10-K amended the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission. The consolidated financial statements have been restated to reflect an adjustment in April 2010 to remove goodwill and impairment of goodwill for a total error amounting to approximately $10.9 million. The accumulated loss was reduced by $10.9 million for the nine months ended September 30, 2011 related to the adjustment in 2010.

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

The consolidated financial statements as of September 30, 2010 have been restated to properly reflect the initial valuation of the acquisition of the Leland partnerships on April 1, 2010 based upon an oil and gas reserve valuation of $4.3 million.  The acquisition of the Leland partnerships was originally recorded at a valuation of $7,421,910 based on the fair value of the assets in connection with the acquisition.

The consolidated financial statements have also been restated for September 30, 2010 to reflect the adjustment to depreciation, depletion, and amortization that was previously recorded for the excess valuation of properties at $98,740 and reduced by $8,986 and $47,754 for the three and nine months ended September 30, 2010.

	Three months ended September 30, 2011
Balance Sheet:	As Filed	Adjustments	As Restated
Accounts payable - related party	$22,492	$135,000	$157,492
Additional paid-in capital	$20,249,895	$(10,912,035)	$9,337,860
Accumulated deficit	$(15,492,741)	$10,777,035	$(4,715,706)

Statement of Operations:
General and administrative	$110,990	$45,000	$155,990
Operating loss	$(113,016)	$(45,000)	$(158,016)
Loss before taxes	$(114,307)	$(45,000)	$(159,307)
Net loss	$(114,307)	$(45,000)	$(159,307)
Loss per share	$(0.00)	$(0.00)	$(0.00)

	Nine months ended September 30, 2011
	As Filed	Adjustments	As Restated
Balance Sheet:
Accounts payable - related party	$22,492	$135,000	$157,492
Additional paid-in capital	$20,249,895	$(10,912,035)	$9,337,860
Accumulated deficit	$(15,492,741)	$10,777,035	$(4,715,706)

Statement of Operations: General and administrative	$972,600	$135,000	$1,107,600
Operating loss	$(945,706)	$(135,000)	$(1,080,706)
Loss before taxes	$(947,250)	$(135,000)	$(1,082,250)
Net loss	$(947,250)	$(135,000)	$(1,082,250)
Loss per share	$(0.02)	$(0.00)	$(0.02)

	Three months ended September 30, 2010
Balance Sheet:	As Filed	Adjustments	As Restated
Oil and gas properties	$7,558,612	$(3,097,057)	$4,461,555
Support equipment and facilities	$669,130	$78,070	$777,200
Common stock	$41,994	$-	$41,994
Additional paid-in capital	$11,643,905	$(3,066,741)	$8,577,164
Accumulated deficit	$(3,507,262)	$47,754	$(3,549,508)

Statement of Operations:
Depreciation, depletion and amortization	$34,785	$(8,986)	$25,799
Net loss	$(501,210)	$8,986	$(492,224)
Loss per share	$(0.01)	$0.00	$(0.01)

	Nine months ended September 30, 2010
Balance Sheet:	As Filed	Adjustments	As Restated
Oil and gas properties	$7,558,612	$(3,097,057)	$4,461,555
Support equipment and facilities	$669,130	$78,070	$777,200
Common stock	$41,994	$-	$41,994
Additional paid-in capital	$11,643,905	$(3,066,741)	$8,577,164
Accumulated deficit	$(3,507,262)	$47,754	$(3,549,508)

Statement of Operations:
Depreciation, depletion and amortization	$98,740	$(47,754)	$50,986
Net loss	$(2,155,305)	$47,754	$(2,107,551)
Loss per share	$(0.07)	$0.00	$(0.07)

The consolidated financial statements have also been restated to reflect the authorization of preferred stock which none has been issued or outstanding as of September 30, 2011.

The consolidated financial statements have also been restated for the period ended September 30, 2011 in response to comments received from Securities and Exchange Commission to furnish predecessor financial statements of the combined Leland partnerships (the”Predecessor”), in accordance with Regulation S-X 8-02 by including financial statements of the Predecessor for the period from January 1, 2010 through April 1, 2010 and the period from April 2, 2010 through September 30, 2010. See Note 2.

The total effect of the adjustments described above for the three and nine months ended September 30, 2011 was an increase in the net loss of $45,000 ($0.00 per common share) and $135,000 ($0.00 per common share), respectively, and an increase in accumulated deficit of $10.8 million.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations for the nine months ended September 30, 2011 of $1,082,250.   Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.

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

Nine months ended September 30, 2010 (Unaudited)
OIL AND GAS REVENUES	$159,836
Net Loss	$(2,167,088)
Net loss per share basic and diluted	$(0.07)
Weighted average of shares outstanding	32,248,463

Support facilities and equipment

The Company owns support facilities and equipment, which serve its oil and gas production activities. The equipment is depreciated over the useful life of the underlying oil and gas property. The following table details the change in supporting facilities and equipment as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Beginning balance	$773,300	$-
Additions	-	785,000
Dispositions	-	-
Impairment	-	-
Depreciation	(11,700)	(11,700)
Ending balance	$761,600	$773,300

NOTE 5 - RELATED PARTY TRANSACTIONS

Our CEO and another related party had expenses for travel and business related expenses incurred of $22,492 and accrued compensation of $135,000 for the nine months ended September 30, 2011 totaling $157,492.  As of September 30, 2011 $20,948 of these expenses have not been reimbursed and are classified as Accounts payable - related party in the accompanying financial statements.

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

The following is a description of the changes to the Company’s asset retirement obligations for the period ended September 30, 2011 and the year ended December 31, 2010.

Successor Company

	September 30, 2011	December 31, 2010
Asset retirement obligation at beginning of the period	$21,562	$-
Additions	-	20,170
Accretion expense	1,489	1,392
Asset retirement obligation at end of the period	$23,051	$21,562

Predecessor Company

From January 1, 2010 to April 1, 2010
Asset retirement obligation at beginning of the period	$16,157
Additions	-
Accretion expense	6,041
Asset retirement obligation at end of the period	$22,171

None of the Company’s wells were plugged or abandoned during the nine months ended September 30, 2011.

NOTE 7 - EQUITY

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 49,919,289 common shares were issued and outstanding as of September 30, 2011.

Preferred Stock

The Corporation is authorized to issue classes of preferred stock to be designated by the Board of Directors. The total number of preferred shares that the Company is authorized to issue is 20,000,000 shares with a par value of $0.001 per share which none has been issued or outstanding as of September 30, 2011. Except as otherwise required by statute, the designations and the powers, preferences and rights, and the qualifications or restrictions thereof, of any class or classes of stock or any series of any class of stock of the Company may be determined from time to time by resolution or resolutions of the Board of Directors.

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

NOTE 9- SUBSEQUENT EVENTS

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

	Three months ended September 30,
	2011	2010
Production
Oil (Bbls)	870	1,049
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	870	1,049

Average Prices
Oil ($/Bbl)	$86.02	$67.56
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$88.30	$45.52

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

Our operating expenses for production activities for the three months ended September 30, 2011 and 2010 were $76,874 (comprised of $58,130 of lease operating expenses and $18,742 of depreciation, depletion and amortization) and $38,710 (comprised of $12,911 of lease operating expenses and $25,799 of depreciation, depletion and amortization), respectively. The increase in lease operating expenses is attributable to higher hauling and workover costs incurred during the 2011 period.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2010.

Our general and administrative expenses for the three months ended September 30, 2011 and 2010 were $155,990 and $524,375, respectively.  The decrease is primarily attributable to stock compensation of $380,000 and legal fees of approximately $35,000 incurred in 2010, compared to our CEO’s accrued compensation of $45,000, stock compensation of $0, and legal fees of approximately $41,700 incurred in 2011.

Supplemental Oil and Gas Information - Comparisons of the nine months ended September 30, 2011 and 2010

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Nine months Ended September 30,
	2011	2010
Production
Oil (Bbls)	2,545	2,069
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	2,575	2,069

Average Prices
Oil ($/Bbl)	$93.19	$66.63
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$82.75	$61.03

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

Our operating expenses for production activities for the nine months ended September 30, 2011 and 2010 were $213,079 (comprised of $157,285 of lease operating expenses and $55,794 of depreciation, depletion and amortization) and $78,507 (comprised of $27,521 of lease operating expenses and $50,986 of depreciation, depletion and amortization), respectively. The primary reason that lease operating expenses increased is attributed to no oil and gas production during the three months ended March 31, 2010, as the acquisition of these interests was effective April 1, 2010.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2010 and the lack of depreciation, depletion and amortization for the three months ended March 31, 2010.

Our general and administrative expenses for the nine months ended September 30, 2011 and 2010 were $1,107,600 and $2,166,840, respectively. The decrease is primarily attributable to stock compensation of $1,866,631 and legal fees of approximately $204,000 incurred in 2010, compared to our CEO’s compensation of $135,000, stock compensation of $642,821 and legal fees of approximately $54,000 incurred in 2011.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended September 30, 2011 was $137,113 as compared to $142,105 for the nine months ended September 30, 2010.   The decrease in cash flows used in operations was primarily attributable to favorable changes in operating assets and liabilities, primarily related to increases in amounts payable, in 2011 as compared to the 2010 period.

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

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $1,082,250 and $2,107,551 for the nine months ended September 30, 2011 and 2010, respectively.

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

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K/A for the year ended December 31, 2010.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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