Form 10-Q/A
period 2010-09-30
Consolidation Services, Inc.
filed 2012-10-02
CIK 1392960

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (the “10-Q”) is to correct the answer to the question whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). The Registrant is not a shell company in accordance with the definitions. However, the box was inadvertently marked yes and should have been marked no.

No other changes have been made to the 10-Q and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: October 2, 2012	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: October 2, 2012	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)