Form 10-Q/A
period 2011-06-30
Consolidation Services, Inc.
filed 2012-10-02
CIK 1392960

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”) is to correct the answer to the question whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). The Registrant is not a shell company in accordance with the definitions. However, the box was inadvertently marked yes and should have been marked no.

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