Form 10-Q
period 2012-09-30
Consolidation Services, Inc.
filed 2012-11-05
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 0-54230

CONSOLIDATION SERVICES, INC.

(Name of small business issuer as specified in its charter)

Delaware	20-8317863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Drive, Suite 800, Las Vegas, NV  89102

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common stock, $0.001 par value	50,169,289

CONSOLIDATION SERVICES, INC.

INDEX TO FORM 10-Q FILING

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Amendment No. 3 on Form 10-K amended the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and each of the Form 10-Q’s for March 31, 2011, June 30, 2011 and September 30, 2011, and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission regarding the initial valuation of certain properties acquired in 2010. The amount of the error was approximately $10.9 million. The accumulated loss was increased by $10.9 million for December 31, 2011.

The consolidated financial statements for the three and nine months ended September 30, 2011, have been restated to reflect the accrued compensation of our Chief Executive Officer for the three and nine months ended September 30, 2011 of $45,000 and $135,000, respectively. Loss per share was reduced by $0.00 and accumulated deficit would be reduced by $10.9 million. The Company has filed amended Form 10-Q’s for June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011, and September 30, 2011 for these changes.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS:
CURRENT ASSETS
Cash	$11,699	$668
Accounts receivable - oil and gas	1,987	12,744
Total current assets	13,686	13,412

PROPERTY AND EQUIPMENT
Oil and gas properties, net, including $868,828 of unproved property
costs not subject to amortization using the successful efforts method of accounting	1,605,265	1,608,114
Support equipment, net	150,157	153,282
TOTAL ASSETS	$1,769,108	$1,774,808

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$426,333	$320,290
Accounts payable - related parties	337,545	200,948
Accrued interest - related party	13,977	3,117
Notes payable - shareholder	379,698	122,500
Total current liabilities	1,157,553	646,855

Asset retirement obligations	28,598	23,570
TOTAL LIABILITIES	1,186,151	670,425

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2012 and
December 31, 2011	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
50,169,289 and 49,919,289 issued and outstanding as of
September 30, 2012 and December 31, 2011	50,169	49,919
Additional paid-in capital	9,349,607	9,337,857
Accumulated deficit	(8,816,819)	(8,283,393)
Total stockholders' equity	582,957	1,104,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,769,108	$1,774,808

The accompanying notes are an integral part of these consolidated unaudited financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2012	2011	2012	2011
		Restated		Restated

OIL AND GAS REVENUES	$24,870	$74,846	$100,131	$239,973

COSTS AND OPERATING EXPENSES:
Lease operating expenses	35,005	58,130	124,963	157,285
Depreciation, depletion, amortization and accretion	2,311	18,742	11,002	55,794
General and administrative	168,909	155,990	486,732	1,107,600
Total costs and operating expenses	206,226	232,862	622,697	1,320,679
OPERATING LOSS	(181,356)	(158,016)	(522,566)	(1,080,706)

OTHER EXPENSES
Interest expense	4,985	1,291	10,860	1,544
Total other expense	4,985	1,291	10,860	1,544

LOSS BEFORE INCOME TAXES	(186,341)	(159,307)	(533,426)	(1,082,250)
Provision for income taxes	-	-	-	-
NET LOSS	$(186,341)	$(159,307)	$(533,426)	$(1,082,250)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	50,169,289	49,919,289	50,086,871	46,777,006

The accompanying notes are an integral part of these consolidated unaudited financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated

Net loss	$(533,426)	$(1,082,250)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	5,974	54,305
Accretion of asset retirement obligations	5,028	1,489
Common stock issued for services	12,000	642,821
Changes in operating assets and liabilities:
Accounts receivable	10,757	(17,775)
Accounts payable	116,903	106,805
Accounts payable - related party	136,597	157,492
Net cash used in operating activities	(246,167)	(137,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	50,000
Proceeds from note payable - shareholder	257,198	72,500
Net cash provided by financing activities	257,198	122,500

INCREASE/(DECREASE) IN CASH	11,031	(14,613)
CASH, BEGINNING OF PERIOD	668	17,236
CASH, END OF PERIOD	$11,699	$2,623

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued for stock payable	$5,000	$-
Conversion of related party advances to short-term notes payable - related party	$-	$15,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - RESTATEMENT

Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and was filed by Consolidation Services, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission. The amount of the error was approximately $10.9 million. The accumulated loss was reduced by $10.9 million as of December 31, 2011 which effected the June 30, 2011 Balance Sheet.

The consolidated financial statements have been restated to properly reflect the accrual of our CEO’s compensation in accordance with the April 7, 2010 employment agreement as amended on July 1, 2010, May 10, 2011, May 23, 2011, June 29, 2012, and June 30, 2012.  The Company inadvertently did not record the $15,000 accrued compensation in the original March 31, 2011, June 30, 2011 and September 30, 2011 10-Q filings.  The Company did report the appropriate compensation expense and accrued compensation of the CEO in the December 31, 2011 Form 10-K for a total amount of $180,000.

	Three months ended September 30, 2011
	As Originally Filed	Adjustments	As Restated
Balance Sheet:
Accounts payable - related party	$22,492	$135,000	$157,492
Additional paid-in capital	$20,249,895	$(10,912,037)	$9,337,860
Accumulated deficit	$(15,492,741)	$(10,777,035)	$(4,715,706)

Statement of Operations:
General and administrative	$110,990	$45,000	$155,990
Operating loss	$(113,016)	$(45,000)	$(158,016)
Loss before taxes	$(114,307)	$(45,000)	$(159,307)
Net loss	$(114,307)	$(45,000)	$(159,307)
Loss per common share	$(0.00)	$(0.00)	$(0.00)

	Nine months ended September 30, 2011
	As Originally Filed	Adjustments	As Restated
Balance Sheet:
Accounts payable - related party	$22,492	$135,000	$157,492
Additional paid-in capital	$20,249,895	$(10,912,037)	$9,337,860
Accumulated deficit	$(15,492,741)	$(10,777,035)	$(4,715,706)

Statement of Operations
General and administrative	$972,000	$135,000	$1,107,600
Operating loss	$(945,706)	$(135,000)	$(1,080,706)
Loss before taxes	$(947,250)	$(135,000)	$(1,082,250)
Net loss	$(947,250)	$(135,000)	$(1,082,250)
Loss per common share	$(0.02)	$(0.00)	$(0.02)

NOTE 2 - DESCRIPTON OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee.

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011, included within its Form 10-K, as amended, as filed with the Securities and Exchange Commission.

Principles of Consolidation

On June 2, 2010, CSI Energy, Inc. and CSI Resources, Inc. were incorporated in the State of Nevada as wholly-owned subsidiaries of the Company. CSI Energy, Inc. and CSI Resources, Inc. are presently not operating subsidiaries.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2012, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable consists of accrued revenues from oil and gas production from third party companies in the oil and gas industry. This concentration of customers may be a consideration of the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. In determining whether or not to require collateral from a purchaser or joint interest owner, the Company may analyze the entity’s net worth, cash flows, earnings and credit ratings. Historical credit losses incurred by the Company on receivables have not been significant.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Beginning December 31, 2011, all non-interest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC through December 31, 2012. Interest-bearing accounts are insured up to $250,000. At September 30, 2012, the Company had no cash in accounts that bear interest.

The Company has two customers that purchase and distribute substantially all of our oil and gas production.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because due to the Company having a net loss (attributable to its common shareholders). Accordingly, the effects of including any additional common stock equivalents would be anti-dilutive.  There were no potentially dilutive financial instruments outstanding at September 30, 2012 and 2011.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including a net loss for the nine months ended September 30, 2012 of $533,426. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES AND ACQUISITIONS

During the nine months ended September 30, 2012, the Company did not purchase or dispose of any oil and gas properties.

Net oil and gas properties as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
Beginning balance, January 1,	$1,608,114	$4,462,552
Additions
Unproved properties	-	-
Proved properties	-	-
Asset retirement obligation	-	-
Sales and dispositions	-	-
Impairment	-	(2,845,946)
Depletion and depreciation	(2,849)	(8,492)
Ending balance	$1,605,265	$1,608,114

Net oil and gas properties by classification were:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Oil and gas properties subject to amortization	$774,222	$774,222
Oil and gas properties not subject to amortization	868,828	868,828
Asset retirement obligations capitalized	20,170	20,170
Accumulated depreciation, depletion and impairment	(57,955)	(55,106)
Total oil and gas assets	$1,605,265	$1,608,114

Support facilities and equipment

The Company owns support facilities and equipment, which serve its oil and gas production activities. The equipment is depreciated over the useful life of the underlying oil and gas property. The following table details the change in supporting facilities and equipment as of September 30, 2012 and December 31, 2011:

Beginning balance as of January 1, 2011	$773,300
Additions	-
Dispositions	-
Impairment	(615,850)
Depreciation	(4,168)
Ending balance as of December 31, 2011	153,282
Additions	-
Dispositions	-
Impairment	-
Depreciation	(3,125)
Ending balance as of September 30, 2012	$150,157

NOTE 5- RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, we entered into 12 notes payable with a shareholder. The total of all the notes payable was $122,500 at December 31, 2011.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

During the nine months ended September 30, 2012, we entered into 30 notes payable with a shareholder for $257,198 in the aggregate.  The total of all notes payable outstanding was $379,698 at September 30, 2012.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

Accounts payable and accrued expenses due to related parties are expenses paid on behalf of the Company by our Chief Executive Officer and shareholders of the Company. These payables and accrued expenses are due upon demand and do not bear interest.

No repayments have been made on amounts due to related parties for the nine months ended September 30, 2012.

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

The following is a description of the changes to the Company’s asset retirement obligations for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012	December 31, 2011
Asset retirement obligation at beginning of the period	$23,570	$21,562
Additions	-	-
Accretion expense	5,028	2,008
Asset retirement obligation at end of the period	$28,598	$23,570

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company entered into an employment agreement with its President (the “Executive’) on April 7, 2010, which was amended on July 1, 2010, May 10, 2011, May 23, 2012, June 29, 2012, and June 30, 2012 (the “Employment Agreement”). The Employment Agreement, as amended, expires on July 1, 2013 and shall automatically renew on an annual basis unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement, as amended, provides for:

i.

A monthly salary from July 1, 2010 through September 1, 2010 of $10,000 per month and $25,000 per month after January 1, 2011 subject to an annual increase of not less than the Consumer Price Index and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.

ii.

A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2011):

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

On May 10, 2011, the Company and the Executive amended the Employment Agreement to allow the Company to issue the 2,825,625 common shares on May 15, 2011 rather than on September and December 2010 as required by the Employment Agreement.

On May 23, 2012 and June 29, 2012, the Company and the Executive agreed to amend the Employment Agreement so that the Company is not obligated for two issuances of warrants for the years 2011 and 2012, respectively, and therefore did not grant or issue any warrants to the Executive. Combined, the warrants would have allowed the Executive to purchase 2% of the then issued and outstanding shares of the Company’s common shares at the market price per share on the date of issuance, for a period of 5 years, in accordance with the Employment Agreement.

On June 29, 2012, the Company and the Executive agreed to amend the Employment Agreement so that the Company is not obligated to the Executive for a total of $60,000 of deferred salary or $15,000 a month for the four months ended December 31, 2010 in accordance with the Employment Agreement.

On June 30, 2012, the Company and the Executive agreed to amend the Employment Agreement so that the Company is not obligated to the Executive for an auto allowance and medical benefits in the amount of $91,791.60 for the period from April 7, 2010 through September 30, 2012. Therefore, the Company has not accrued this as an obligation of the Company.

For the nine months ended September 30, 2012, the Company paid $90,000 in compensation and accrued compensation expense of $135,000 for the unpaid portion.

NOTE 8- STOCKHOLDERS’ EQUITY

Common Stock Issuances

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 50,169,289 common shares were issued and outstanding as of September 30, 2012.

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

2012 Activity:

During the nine months ended September 30, 2012, the Company issued 250,000 common shares with an aggregate fair value of approximately $12,000 in exchange for services.

2011 Activity:

During the year ended December 31, 2011, the Company issued 634,615 common shares for $50,000 in net proceeds in private placements. The price received in the private placements ranged from $0.065 per share to $0.10 per share.

During the year ended December 31, 2011, the Company issued 6,975,620 common shares with an aggregate fair value of approximately $642,818 in exchange for services. The $642,818 of services was expensed as compensation including $12,000 for our CFO, Richard Polep, $310,818 for our CEO, Gary Kucher, and $320,000 for our resigning CEO, Stephen Thompson during the year ended December 31, 2011. The trading price used to estimate the fair values of the common stock issued for the year ended December 31, 2011 was the trading price on the respective grant dates ranging from $0.08-$0.11 per share.

Preferred Stock

The Company is authorized to issue classes of preferred stock to be designated by the Board of Directors. The total number of preferred shares that the Company is authorized to issue is 20,000,000 shares with a par value of $0.001 per share. Except as otherwise required by statute, the designations and the powers, preferences and rights, and the qualifications or restrictions thereof, of any class or classes of stock or any series of any class of stock of the Company may be determined from time to time by resolution or resolutions of the Board of Directors.

NOTE 9 - SUBSEQUENT EVENTS

On October 12, 2012 the Company entered into one note payable with a shareholder. The total of the note payable was $20,000. The note payable is due on demand, has no periodic payment terms and bears interest at an interest rates of 6% per annum.

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

Plan of Operations

Since April 1, 2010, the Company has been solely engaged in the maintenance and production of our oil and gas wells in Kentucky and Tennessee. In addition, the Company’s business strategy included an ongoing search to identify unique opportunities to acquire and develop additional natural resource opportunities, with a goal of increasing current revenue and long-term value. The Company also owns oil and gas mineral rights on approximately an additional 12,000 acres in Eastern Kentucky.

At this stage, our activities have been limited to pursuing our strategy to identify and acquire additional natural resource business opportunities including, but not limited to, oil and gas mineral rights, leases and operations. There can be no assurance that the Company will acquire assets using restricted securities now or in the future, or that we will have access to cash to acquire other assets and interests. If we are unable to acquire assets using our securities, we intend to leverage our existing assets, as well as seek to raise capital though the sale of equity and/or debt securities. Our ultimate success will depend on our ability to acquire assets and raise additional capital on a timely basis in order to take advantage of opportunities that become available to us. In any event, there can be no assurance that we will be able to complete additional acquisitions or develop rights or resources, which may exist on our properties in an economically viable quantity or manner, if at all.

Currently the Company is seeking to identify new acquisition candidates to expand the Company’s business portfolio beyond its current oil and gas production.

Supplemental Oil and Gas Information - Comparisons of the three months ended September 30, 2012 and 2011

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended September 30,
	2012	2011
Production
Oil (Bbls)	286	870
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	286	870

Average Prices
Oil ($/Bbl)	$86.96	$86.02
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$122.40	$66.82

Results of Operations - For the Three Months ended September 30, 2012

We use the successful efforts method of accounting for oil and gas operations.  Presently, we are producing oil from our Kentucky properties.

Our revenues for the three months ended September 30, 2012, were $24,870 as compared to $74,846 for 2011.  Our revenues are from the sale of our oil and gas production. During the three months ended September 30, 2012 we produced approximately 286 barrels and received an average price per barrel of $86.96 while during 2011 we produced 870 barrels and received an average price per barrel of $86.02.   The oil production has decreased due to wells that are shut in for repairs pending the availability of funds.

Our operating expenses for production activities for the three months ended September 30, 2012 and 2011, were $37,317 (comprised of $35,005 of lease operating expenses and $2,311 of depreciation, depletion, amortization and accretion) and $76,872 (comprised of $58,130 of lease operating expenses and $18,742 of depreciation, depletion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decreased hauling and work-over costs incurred during the 2012 from the decrease in oil production.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2011.

Our general and administrative expenses for the three months ended September 30, 2012 and 2011, were $168,908 and $155,990, respectively. The increase is primarily attributable to the increase in accounting and auditing fees offset by a reduction in legal fees incurred.  .

Supplemental Oil and Gas Information - Comparisons of the nine months ended September 30, 2012 and 2011

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Nine months ended September 30,
	2012	2011
Production
Oil (Bbls)	1,064	2,545
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	1,064	2,545

Average Prices
Oil ($/Bbl)	$94.11	$94.29
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$117.45	$61.80

Results of Operations - For the Nine months ended September 30, 2012

We use the successful efforts method of accounting for oil and gas operations.  Presently, we are producing oil from our Kentucky properties.

Our revenues for the nine months ended September 30, 2012, were $100,131 as compared to $239,973 for 2011.  Our revenues are from the sale of our oil and gas production. During the nine months ended September 30, 2012, we produced approximately 1,064 barrels and received an average price per barrel of $94.11 while during 2011 we produced 2,545 barrels and received an average price per barrel of $94.29. The oil production has decreased due to wells that are shut in for repairs pending the availability of funds.

Our operating expenses for production activities for the nine months ended September 30, 2012 and 2011 were $135,965 (comprised of $124,963 of lease operating expenses and $11,002 of depreciation, depletion, amortization and accretion) and $213,079 (comprised of $157,285 of lease operating expenses and $55,794 of depreciation, depletion, amortization and accretion), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decreased hauling and work-over costs incurred during the 2012 from the decrease in oil production.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2011.

Our general and administrative expenses for the nine months ended September 30, 2012 and 2011 were $486,732 and $1,107,600, respectively. The decrease is primarily attributable to the reduction in stock issued to officers of $12,000 incurred in 2012 (approximately $643,000 in 2011).

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended September 30, 2012, was $246,167 as compared to $137,113 for the nine months ended June 30, 2011. The increase in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in accounts payable, accrued compensation of our CEO, and decrease in our accounts receivables in 2012 as compared to the 2011 period.  Also the increase was related to the decrease in stock issued for services of $630,821.

Our cash provided by financing activities for the nine months ended September 30, 2012, was $257,200 as compared to $122,500 for 2011. The increase in financing activities was due to the proceeds from notes payable of $257,198 from our shareholders in the 2012 period. The Company received proceeds of $50,000 for the issuance of 634,616 shares of common stock during the nine months ended September 30, 2011. The Company also received proceeds of $72,500 from notes payable during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we entered into 30 notes payable with a shareholder for $257,198 in the aggregate.  The total of all notes payable outstanding was $379,698 at September 30, 2012.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan. We incurred net losses of $533,426 and $1,082,250 for the nine months ended September 30, 2012 and 2011, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-Q for the nine months ended September 30, 2012.

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 during the nine months ended September 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2012, the Company issued 250,000 common shares with an aggregate fair value of approximately $12,000 in exchange for services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine months ended September 30, 2012.

ITEM 4.  MINING SAFETY DISCLOSURES.

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

Registrant Date: November 5, 2012	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 5, 2012	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)