Form 10-K
period 2012-12-31
Consolidation Services, Inc.
filed 2013-04-30
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10 - K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]    No  [X]

Aggregate market value of the voting stock held by non-affiliates: $219,318 as based on last reported sales price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  The voting stock held by non-affiliates on that date consisted of 9,535,575 shares of common stock.

As of April 19, 2013, there were 14,767,553 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

ii

CONSOLIDATION SERVICES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2012 and 2011

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

General

Consolidation Services, Inc. (the “Company” or “CNSVE”) was incorporated in the State of Delaware on January 26, 2007.

Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations on approximately 12,000 contiguous acres in Tennessee. It also held the mineral rights for oil & gas on those properties. The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 via a spin-off while maintaining its oil and gas rights in the Company (“Legacy Properties”). On April 1, 2010, the Company executed an acquisition of producing oil and gas properties, in Kentucky and Tennessee. The Company’s current operations consist primarily of the maintenance and production of those oil and gas mineral reserves.  It has not begun exploration or production of its oil and gas rights on its Legacy Properties.

Hydrocarbons Holdings

On February 21, 2013, the Company entered into a Bill of Sale and Assignment, Release and Assumption Agreement with Hydrocarbons Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“HH”), whereby substantially all of the Company’s oil and gas assets and liabilities were transferred to HH effective as of February 28, 2013.

Mongolia Equipment Rental Corporation

On March 21, 2013, Consolidation Services, Inc. (the “Company”) through its wholly owned subsidiary, Mongolia Equipment Rental Corporation, a Delaware corporation (the “Franchisee”) entered into an International Franchise Agreement (the “Franchise Agreement”) with Hertz Equipment Rental Corporation and Hertz Equipment Rental System (collectively “Franchisor”).

Under the Franchise Agreement the Franchisee will operate a business of renting, selling and maintaining equipment primarily for use in mining, construction, materials handling and commercial and industrial activities (“Equipment Rental Business”) under the unique plan or system of the Franchisor (the “System”) in the country of Mongolia.

The license granted to Franchisee under the Franchise Agreement shall commence on July 1, 2013 and continue for a period of ten (10) years, unless renewed or sooner terminated.  The Franchisee shall have the option to renew the license for two (2) successive five (5) year terms, subject to the terms of the then current Hertz Equipment Rental System International Franchise Agreement, and provided such terms shall preserve Franchisee’s right to renew for an additional two successive five year periods and will not require the payment of an initial fee by Franchisee and the Franchisee is not in default of the Franchise Agreement.

The Franchise Agreement provides that so long as the Franchise Agreement remains in place and for one-year after the expiration or termination of the Franchise Agreement: (i) Franchisor will not establish or license another to establish an Equipment Rental Business in the country of Mongolia; and (ii) Franchisor will not establish or license another to establish a truck rental business under the System (“Truck Rental Business”) in the country of Mongolia without first having afforded Franchisee a non-transferrable right of first refusal to establish a Truck Rental Business in the country of Mongolia. Franchisee shall have a right of first opportunity (prior to Franchisor entering into any substantive discussions or negotiations with any other party) to acquire the franchise for any Equipment Rental Business in the country of Burma (a/k/a Myanmar).

In consideration for the license provided under the Franchise Agreement, Franchisee will pay Franchisor: (i) an initial fee of $45,000; (ii) a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per annum; and (iii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. In addition Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

Hertz Equipment Rental Mongolia - Overview

Strategy

We have secured the exclusive license to operate a Hertz Equipment Rental franchise business utilizing proprietary Hertz Equipment brands, training and systems throughout the country of Mongolia.  Hertz proprietary system (the “Hertz System”) combines information technology, management processes and other management tools that maximize operating efficiencies in the equipment rental business. The Hertz System is focused on customer service differentiation, customer segmentation, rate management, fleet management and disciplined cost control. This strategy calls for a consistently superior standard of service to customers; an increasing proportion of revenues derived from larger accounts; a targeted presence in construction, infrastructure, mining, industrial and specialty markets; and the profitable deployment of rental assets for optimal return on investment.

We intend to commence these operations in the summer of 2013.

We intend to focus on creating an efficient and competitive Hertz Equipment Rental business operation in Mongolia through diligent management of the rental process, enhanced customer service capabilities and sustained cost efficiencies. Specifically we will focus on:

a.

Superior customer service levels;

b.

Longer term rentals to larger international and Mongolian mining and construction customers and to government infrastructure development and maintenance projects;

c.

Industrial customers in and around Ulaanbaatar where we believe that our Hertz brand and full service inventory will give us a competitive advantage;

d.

Power generation, water pumps, air conditioning and heating;

e.

Hertz and equipment vendor training modules for employees:

f.

The Hertz System proprietary information technology and procedures; and

g.

Hertz System efficiency practices for maximizing equipment utilization by reducing the average number of equipment units unavailable for rent.

Industry Overview and Economic Outlook

We intend to serve four principal end markets for equipment rental in Mongolia: mining, industrial, commercial construction; and infrastructure development & maintenance;

a.

Mining

b.

Industrial/non-construction rentals to manufacturers, transportation, utilities, retail and other industries;

c.

Commercial (or private non-residential) construction rentals related to the construction and remodeling of office, lodging, healthcare and other commercial facilities; and

d.

Infrastructure development and maintenance; including roads, bridges, tunnels, power plans, airports, railroads, business parks and other government projects.

Based on our analysis of leading industry forecasts and broader economic indicators, we expect that all of our end markets will continue growing rapidly. Mongolia is predicted to continue being one of the fastest growing economies in the World for the next two decades, by the World Bank. We believe that the equipment rental industry can achieve geographically superior year-over-year revenue growth based on forecasts for Mongolia over the next 7 to 10 years.

Advantages in Mongolia

We believe that we will benefit from the following competitive advantages:

Larger and More Diverse Rental Fleet Compared to the Existing Rental Market. The large and diverse fleet we intend to deploy will allow us to serve large customers that require substantial quantities and/or wide varieties of equipment. We believe our ability to serve such customers should allow us to outperform the competition and achieve a market leadership position.

We will manage our rental fleet using the Hertz System, utilizing an approach that focuses on satisfying customer demand and optimizing utilization levels. We will closely monitor repair and maintenance expense and will identify, based on Hertz experience with a large and diverse fleet, the optimum time to dispose of an asset. Our fleet will be maintained in-house according to its manufacturer's recommended maintenance and Hertz guidelines.

Significant Purchasing Power. Through Hertz Equipment and their purchase of large amounts of equipment, contractor supplies and other items, we may enjoy more favorable pricing, warranty and other terms with vendors than our competition in Mongolia.

Hertz Equipment International Customers. Our sales force will be dedicated to establishing and expanding relationships with large companies, particularly those with a national and international presence. International customers may more easily recognize our “Hertz Equipment Rental” brand than our competition or may already be a satisfied customer of Hertz in another market. We will offer our new and existing Hertz Equipment customers the benefits of a consistent level of service across Mongolia, a wide selection of equipment and a single point of contact for all their equipment needs.

Operating Efficiencies. Our Hertz Equipment Franchise allows us to benefit from the following operating efficiencies among others:

The Hertz System We will have a proprietary, detailed and state of the art system to support our operation. This information technology infrastructure is designed to facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions and source new equipment quickly. We will have access to information technology specialists to support our systems.

Strong Brand Recognition. As a Franchisee of Hertz Equipment one of the largest equipment rental company’s in the world, we will have strong brand recognition, which will help us to attract new customers and build customer loyalty.

Strong and Motivated Management. We believe that we will be able to hire operation managers who are knowledgeable and experienced in the industry. We will empower them, within budgetary guidelines, to make day-to-day decisions concerning operational matters. The management team will have the tools to monitor district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. Management compensation will be structured to incentivize our employees to obtain measurable results.

Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. Our employees will have access, through programs supplied by Hertz, to enhance their skills with a wide range of available training, including safety training, sales and leadership training, mechanic and operator equipment-related training from our suppliers and online courses covering a variety of topics designed to enhance our employee’s job performance.

Risk Management and Safety Programs. Our risk management department will be staffed by experienced professionals directing the procurement of insurance, managing claims made against the Company, and developing loss prevention programs to address workplace safety, driver safety and customer safety. This department’s primary focus will be on the protection of our employees and assets, as well as protecting the Company from liability for accidental loss.

Products and Services

Our anticipated principal products and services are described below.

Equipment Rental. We intend to offer rental equipment on an hourly, daily, weekly or monthly basis. The types of standard Hertz equipment we can offer include:

•

Aerial Equipment (mobile platform lifts, personnel lifts and bucket trucks)

•

Air Equipment (portable and towable compressors and accessories, air tools and hammers, sandblast equipment and accessories)

•

Compaction and Paving Equipment (plate and rammer tampers, rollers, concrete and asphalt compacting and paving equipment)

•

Concrete and Masonry Equipment (concrete and mortar mixers, vibrators, saws, trowel machines, power buggies and surfacing equipment)

•

Cranes (truck mounted and carry deck cranes)

•

Earthmoving Equipment (dozers, loaders, tractors, backhoes, maintainers, trenchers, skid steers, excavators, boring and tunneling equipment and accessories)

•

Electrical Equipment (generators, electrical tools and lighting equipment and accessories)

•

Material Handling Equipment (construction and industrial forklifts, winches, hoists and jacks)

•

Pumping Equipment (centrifugal, diaphragm, trash and submersible pumps and accessories)

•

Storage Containers

•

Temperature Control Equipment

•

Trucks and Trailers (flatbed and box dumps, water trucks and water trailers, towable open trailers and pickup trucks)

•

Welding Equipment (welders and accessories)

•

Trench Shoring Equipment

•

Scaffolding

Sales of Rental Equipment. We intend to routinely sell used rental equipment and invest in new equipment in order to manage repair and maintenance costs, as well as the composition and size of our fleet. We will also sell used equipment in response to customer demand for the equipment. We will manage our fleet utilizing the Hertz System. The rate at which we replace used equipment with new equipment will depend on a number of factors, including changing general economic conditions, growth opportunities, the market for used equipment, the age of our fleet and the need to adjust fleet composition to meet customer demand.

Sales of New Equipment. Where demand exists and when permitted under our current Franchise arrangement, we will sell new equipment. Additionally, we intend to investigate obtaining exclusive distributorships from select manufacturers that do not currently have existing sales representatives in Mongolia.

Contractor Supplies Sales. We will sell a variety of contractor supplies including parts, construction consumables, tools, small equipment and safety supplies. Our target customers for contractor supplies will be our existing rental customers.

Service and Other Revenues. We will also offer repair, maintenance and rental protection services and sell parts for equipment that is owned by our customers. Our target customers for these types of ancillary services will be our current rental customers, as well as those who purchase both new and used equipment from us.

Customers

We anticipate that our customer base will primarily range from large to medium domestic and international mining, construction and real estate development companies to government infrastructure projects.

Our customers may include:

a.

mining companies that use equipment for construction of facilities for mining operations, roads for transportation of resources, goods and services; and facilities for housing and lifestyle of workers stationed in remote regions of Mongolia.

b.

construction companies that use equipment for constructing and renovating commercial buildings, warehouses, industrial and manufacturing plants, office parks, residential developments and other facilities;

c.

industrial companies, such as manufacturers, transportation, oil and gas and utilities,that use equipment for plant maintenance, upgrades, expansion and construction;

d.

municipalities that require equipment for a variety of purposes such as the construction of roads, power plants, airports, railroad construction and other infrastructure development.

Our business is expected to be seasonal, with demand for our rental equipment tending to be lower in the severe cold of the Mongolian winter months.

Sales and Marketing

We intend to market our products and services through multiple channels as described below.

Sales Team. Our sales representatives will be responsible for calling on existing and potential Hertz customers, as well as assisting our customers in planning for their equipment needs. We will have ongoing programs for training our employees in sales and service skills and on strategies for maximizing the value of each transaction.

International Accounts. Our sales force will be dedicated to establishing and expanding relationships with existing Hertz customers that have or intend to start business operations in Mongolia. Our sales team will closely coordinate its efforts with Hertz Equipment’s international client sales department.

Online Rentals. Our customers will be able to rent or buy equipment online 24 hours a day, seven days a week, at our Hertz online rentals portal, which when launched will be found at HertzEquip.com

Advertising. We may promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. We will also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.

Suppliers

Hertz Equipment maintains preferred vendor relationships with a sufficient number of suppliers per category of equipment that we will be able to satisfy our anticipated volume and business requirements. Through Hertz, we believe there will be sufficient and timely new product available at competitive pricing to meet anticipated customer demand. Additionally, we will have access to used equipment for sale from Hertz company-owned locations in China and other locations to fill more immediate customer needs.

The Hertz System

In support of our rental business, we will utilize the Hertz System, a proprietary Hertz Equipment information technology and management system that will facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of the Hertz Equipment strategy. Management personnel can access these systems 24 hours a day.

The Hertz System will:

a.

enable personnel to (i) determine equipment availability, (ii) access all equipment and arrange for equipment to be delivered directly to the customer, (iii) monitor business activity on a real-time basis and (iv) obtain customized reports on a wide range of operating and financial data, including equipment utilization, rental rate trends, maintenance histories and customer transaction histories;

b.

permit customers to access their accounts online; and

c.

allow management to obtain job enhancing reports highlighting specific and detailed  operational and financial data.

The Hertz System and website will be supported by the IT department at Hertz. Hertz will train our personnel; occasionally upgrade and customize our information technology and system procedures; provide hardware and technology support; operate a support desk to assist personnel in the day-to-day use of the information technology; extend the Hertz System to newly built or acquired locations; and manage our Hertz Equipment website.

Competition

The Mongolian equipment rental industry is highly fragmented. Our competitors will primarily include small, independent businesses with one or two pieces of equipment, a newly opened regional competitor that operates in the south, and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment.

Environmental and Safety Regulations

Upon launch, or in the future, our operations may be subject to regulations governing environmental protection and occupational health and safety matters. These may regulate issues such as wastewater, storm water, solid and hazardous wastes and materials, and air quality. Our proposed operations generally do not raise environmental risks, but we will use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations. Under current or future environmental and safety laws, we could sometime in the future be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance.

Research and Development

We have not allocated funds for conducting research and development activities. We do not anticipate allocating funds for research and development in the immediate future.

Hydrocarbons Holdings - Overview

HH could occasionally pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk. HH’s prospects are generally brought to them by other oil and gas companies or individuals. HH identifies and evaluates prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. HH seeks projects that offer a mix of low risk with a potential for steady reliable revenue as well as projects with a higher risk that may have a larger return. In addition to reserve reports and other 3rd party evaluations, HH strives to use modern technology such as 3-D seismic, where applicable, to help them identify potential oil and gas reservoirs and to mitigate risk. HH seeks to maximize the value of its asset base by exploring and developing properties that have both production and reserve growth potential. HH sometimes seeks industry partners to maintain a balanced working interest in all of their projects.

Competitive Business Conditions

The oil and gas exploration and production industry is highly competitive. In the Kentucky and Tennessee area, HH competes with several large and well-known public and private companies, which have substantially greater financial and operational resources than HH is expected to have.  Competition for equipment, personnel and services is expected to be intense.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to obtain more geological and other data in the exploration of oil and gas properties. This could result in competitors having properties of greater quality and value to prospective investors. This competition could have an adverse effect on HH’s ability to identify or finance further exploration of properties, in which they currently have an interest or may seek to acquire.

HH also competes with other junior exploration and production (E&P) companies for financing from investors that have an interest in deploying capital into junior E&P companies. The presence of competing junior E&P companies may have an adverse effect on HH’s ability to raise additional capital in order to fund its exploration and development programs if investors are of the view that investments in competitors are more attractive.  Additionally, there is competition for other resources, including, but not limited to: petroleum engineers, geologists, camp staff, helicopters, mineral exploration supplies and drill rigs.

HH’s success depends on the successful acquisition, exploration and development of commercial grade mineral rights, oil and gas leases or natural resource properties as well as the prevailing prices for petroleum or other natural resources to generate future revenues and operating cash flow. Petroleum and other natural resource commodity prices have been extremely volatile in recent years and are affected by many factors outside of HH’s control. The volatile nature of the energy and commodity markets makes it difficult to estimate future prices of petroleum and other resources; however, any prolonged period of depressed prices would have a material adverse effect on HH’s results of operations and financial condition. Such pricing factors are largely beyond HH’s control, and may result in fluctuations in its earnings. We believe there are significant opportunities available to HH in the natural resource production industry including oil and gas E&P.

Marketing/Distribution

HH has existing contracts with various oil and gas service providers for the extraction of oil and gas and for the transportation, purchase and sale of the production. HH utilizes buyers in the area such as Barrett Oil Purchasing, Inc. and Coomer Oil LLC, who frequently purchase their extracted oil and gas.

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

The oil and gas service providers utilized by HH are obligated to conduct drilling operations in compliance with all applicable Federal, state and local laws and regulations. Such regulation includes: requiring local permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells; the method of drilling and casing wells; the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities; surface usage and the restoration of properties upon which wells have been drilled; the plugging and abandoning of wells. HH’s operations are or will also be subject to various conservation matters, including: the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. These regulations could limit the amounts of oil and gas HH may be able to produce from their wells or could limit the number of wells or the locations at which HH may be able to drill.

While it is not possible to quantify all future costs of compliance by HH, or its service providers with all applicable federal and state laws, those costs are expected to be significant. Although HH’s service providers typically accrue adequate amounts to cover these costs, their future operating results could be adversely affected if they later determined these accruals to be insufficient.

HH’s failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on HH’s business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to HH, we cannot predict the overall effect of such laws and regulations on future operations.

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

HH is subject to numerous environmental laws and regulations. HH strives to comply with all applicable environmental, health and safety laws and regulations. HH believes that its operations are in compliance with all applicable environmental laws and regulations. Federal, state and local laws and regulations are frequently modified and HH cannot predict accurately the effect, if any, they will have on its business in the future. In many instances, the regulations have not been finalized and continue to evolve. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and HH cannot accurately predict what capital expenditures, if any, may be required.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and cleanup requirements, which could have a significant adverse effect on HH’s operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse effect on HH’s operating costs.

HH is subject to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and similar state laws that impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment.  These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to the environment. As the mineral rights holder for land upon which drilling and other energy-related operations are anticipated to take place, HH may be held strictly liable as a responsible party under CERCLA, along with any of its lessees.  Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

HH could be subject to the Federal Clean Water Act and corresponding state laws which affect operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Federal Clean Water Act and corresponding state laws could cause HH’s oil and gas operators to incur significant additional costs that adversely affect its future operating results.

HH could be subject to Resource Conservation and Recovery Act (“RCRA”).  RCRA, which was enacted in 1976, affects U.S. mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous materials found on a mine site are those contained in products used in vehicles and for machinery maintenance. Oil and natural gas resources underlying HH (or its subsidiaries) properties may be considered hazardous waste material under RCRA.

HH could be affected by the Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying HH (or its subsidiaries) and its lessees from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or forestry activities in areas containing the affected species. A number of species indigenous to Central Appalachia are protected under the Endangered Species Act.  HH does not believe there are any species protected under the Endangered Species Act that would materially and adversely affect its ability to drill for oil and gas on its properties. Additional species on HH’s properties may receive protected status under the Endangered Species Act and additional currently protected species may be discovered within its properties.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Facilities

The Company maintains an office at 2300 West Sahara Drive, Suite 800, Las Vegas, NV 89102 and the lease is a monthly rate of $157 per month and we have a one-year lease agreement.

Employees

The Company currently has five executive staff members, a CEO, President, CFO, COO and Vice President of Legal Affairs.

ITEM 1A. - RISK FACTORS

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risks Related to Doing Business in Mongolia

There are many factors that can affect the future performance of the Company in Mongolia.  These factors include, but are not limited to external factors, such as:

• interest rates in financial markets outside Mongolia;

• the impact of changes in the credit rating of Mongolia;

• the impact of changes in the international prices of commodities;

• economic conditions in Mongolia’s major export markets;

• the decisions of international financial institutions, such as the International Monetary   Fund (“IMF”), Asian Development Bank (“ADB”) and World Bank, regarding the terms  of their financial assistance to Mongolia;

• armed conflicts, terrorist attacks and acts of war;

• the general state of the global economy;

as well as internal factors, such as:

• general economic and business conditions in Mongolia;

• changes in Government policies and regulations;

• additional present and future exchange rates of the Togrog, the national currency of Mongolia;

• the impact of business cycles and downturns in Mongolia;

• foreign currency reserves;

• the level of domestic debt;

• domestic inflation;

• the ability of Mongolia to implement important economic and structural reforms;

• the levels of foreign direct and portfolio investment;

• delays in the development of mining and infrastructure assets, which would affect equipment leasing;

• pending and potential future disputes with investment partners relating to important mines;

• extreme climatic events affecting Mongolia;

• the levels of domestic interest rates;

• the social and political situation in Mongolia;

• longer payment cycles and greater difficulty in account receivable collections;

• time and resources required to comply with both foreign regulatory requirements and the U.S. Foreign Corrupt Practices Act; and

• difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers.

The Company cautions that these and other factors could cause actual results to differ materially from those contained in any forward-looking statement. Therefore, undue reliance should not be placed on them.

Establishing a new business may be more difficult, costly or time consuming than expected, which may adversely affect our results and negatively affect the value of our stock.

The success of new operations in Mongolia will depend, in part, on our ability to secure licensing, permits, facilities, personnel, financing and customers. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated operations or benefits may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely.

We depend significantly upon the continued involvement of our present and future management.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations. We have no prior experience in the equipment rental business.  We will need to attract and retain talented individuals in order to implement our equipment rental business in Mongolia.  In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the equipment rental business and/or oil and gas production, mineral exploration and development and other natural resource businesses. The competition for such persons could be intense and there are no assurances that these individuals will be available to us. In addition, our future success will depend in large part on our ability to retain key consultants and advisors. Our inability to retain their services could negatively affect our business and our ability to execute our business strategy.

General Business Risks

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We only have a limited history and we are subject to all risks inherent in a developing business enterprise.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the equipment rental business and the competitive and regulatory environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stage.  We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.  Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

The accompanying financial statements to this report have been prepared assuming the Company will continue as a going concern to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves.  As discussed in the notes to the accompanying audited financial statements, the Company’s nominal revenues and losses from operations since inception raise substantial doubt about the Company’s ability to continue as a going concern.

In order to meet its obligations and continue as a going concern, the Company is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves.   Management’s plan includes initiating operations in the equipment rental business in Mongolia during the summer of 2013 through its wholly owned subsidiary, Mongolia Equipment Rental Corporation; investing in and developing potential natural resources that may exist on or under the properties owned by HH (a wholly owned subsidiary of the Company) in Tennessee and Kentucky, and/or to acquire additional revenue producing assets.  Management intends to use advances from related parties, asset based lending, borrowing, or financing from the issuance or exercise of its securities to mitigate the effects of its cash position, however, no assurance can be given that such sources of financing, if and when required, will be available.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission (the “SEC”).

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.  In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, that may interfere with the ability of investors to trade our securities and our ability to list our shares on any national securities exchange.

The increased costs, associated with operating as a public company, has and will continue to increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.   If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  Notwithstanding our diligence, certain internal controls deficiencies may not be detected.  As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.

Turnover of members of our management and our ability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.

Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world for top management talent is generally significant. Although we will try to generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain senior management staff will be successful. Moreover, given the volatility in our stock price, it may be more difficult and expensive to recruit and retain employees, particularly senior management, through grants of stock or stock options. This in turn could place greater pressure on the Company to increase the cash component of its compensation packages, which may adversely affect our operating results. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.

Our strategy of developing the existing exploration properties of HH and acquiring additional mineral rights may not produce positive financial results for us.

Our strategy of developing the existing exploration properties of HH and acquiring additional mineral rights is subject to a variety of risks, including the:

•

Inability to locate valuable minerals at the properties;

•

Failure or unanticipated delays in developing the exploration properties where HH has mineral rights;

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

If we do not obtain new financings in an amount sufficient to establish our equipment rental operations and pursue development activities at HH’s properties, our operations will be reduced.

To date, we have relied on recent private placement financings in order to fund exploration and development of the Company’s properties.  We are presently without funds to carry out our plan of operations.  While our financing requirements may be reduced if we successfully extract valuable minerals, any impairment in our ability to raise additional funds through financings would reduce our ability to fund our equipment rental operations with the result that our plan of operations may be adversely affected and potential recoveries reduced or delayed.

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

Our business strategy, in part, is to grow through acquisition of assets and/or other businesses, which depend on our ability to identify, negotiate, complete and integrate suitable acquisitions.  (See Item 1 - Business.) Even if we complete an acquisition we may experience:

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

Notwithstanding our entering the equipment rental business in Mongolia, our growth will still be dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

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

Titles to mineral rights in the United States involves certain inherent risks due to the impossibility of determining the validity of unpatented claims from real estate records, as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mineral rights.  Although we believe we have conducted reasonable investigations (in accordance with standard industry practice) of the validity of ownership of and the ability of certain holders of certain claims to transfer to certain rights and other interests therein to us, there can be no assurance that we hold good and marketable title to all of our U.S. mineral rights, leases or properties.  There may be challenges to the title to our properties.  If there are title defects with respect to any of the properties, we might be required to compensate other persons or perhaps reduce or change our interest in the affected property.  Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing development programs.  Any significant successful challenges to our mineral rights would cause us to cease operations and for our investors to lose some or all of their investment.  We have conducted limited reviews of title and obtained representations regarding ownership from holders of mineral rights.  Our practice will be, if possible, to obtain title insurance with respect to our major mineral rights. This insurance however may not be sufficient to cover loss of investment or guarantee of future profit.

If we lose the services of our Chief Executive Officer our operations would be disrupted and our business would be materially harmed.

Our planned operations rely significantly on the continued services of our CEO, Gary Kucher. He successfully identified and negotiated the Franchise Agreement with Hertz Equipment Rental Corporation.  If we were to lose his services, our ability to execute our business plan would be materially impaired until a replacement could be retained.

In addition, as disclosed in their biographies contained herein, some of our officers and directors work with other companies in addition to their work for us.  If any of their services become unavailable that, too, may have a material adverse effect on the Company.

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

Because our directors and officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and officers and/or their affiliates beneficially own or control approximately 22% of the issued and outstanding common stock.  In addition, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

•

to elect or defeat the election of our directors;

•

to amend or prevent amendment of our Certificate of Incorporation or By-laws;

•

to effect or prevent a merger, sale of substantially all assets or other corporate transaction; and

•

to control the outcome of any other matter submitted to our stockholders for vote.

In addition, these persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Additionally, our common stock is subject to SEC regulations applicable to “penny stocks.” Penny stocks include any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

Our certificate of incorporation allows for our board of directors to create series of preferred stock without further approval by our stockholders, which could act as an anti-takeover device.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock without stockholder approval.  Our Board of directors also has the authority to issue up to 20 million shares of preferred stock without further stockholder approval.  As a result, our board of directors could authorize the issuance of series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.  In addition, our board of directors could authorize the issuance of series of preferred stock that have greater voting power than our common stock or that are convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.  Unless the nature of a particular transaction and applicable statute require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by the stockholders.

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

These persons may be indemnified against expenses, including attorney fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

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

ITEM 4 - MINING SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

There currently is a limited public trading market for our common stock. Our common stock is traded in the OTC Markets under the symbol "CNSVE".

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock on OTC Markets or OTC Bulletin Board as reported by various market makers.  The quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions. All quotations have been adjusted retroactively for our one-for-four reverse stock split, effective on December 28, 2012.

Period	High Trade	Low Trade
2012
Fourth Quarter	$0.16	$0.08
Third Quarter	$0.20	$0.12
Second Quarter	$0.20	$0.04
First Quarter	$0.24	$0.12

2011
Fourth Quarter	$0.28	$0.08
Third Quarter	$0.48	$0.20
Second Quarter	$0.64	$0.24
First Quarter	$1.00	$0.24

On April 19, 2013, there were 590 stockholders of record and 14,767,553 shares (adjusted for reverse stock split) of our common stock issued and outstanding. The closing price per share was $0.23.

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

Recent Sales of Unregistered Securities

All issuances of restricted securities by the Company during the year ended December 31, 2012 were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.

In January 2013, the Company issued 2,000,000 common shares with an aggregate value of $160,000 in exchange for services. The $160,000 of services was expensed as compensation, of which $32,000 was for services provided prior to December 31,2012 and was expensed in 2012, and the remainder will be expensed in 2013 The trading price was used to estimate the fair values of the common stock issued on the grant date, which was $0.08 per share.

In February 2013, the Company issued 200,000 common shares with an aggregate value of $16,000 in exchange for services. The $16,000 of services was expensed as compensation. The trading price used to estimate the fair value of the common stock issued was the trading price on the respective grant, which was $0.08 per share.

Stock Transfer Agent

Our Stock Transfer Agent is Empire Stock Transfer and is located at 1859 Whitney Mesa Drive, Henderson, NV  89014, Telephone: 702-818-5898

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2012.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	-0-	-0-	1,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	1,000,000

(1) Consists of our 2007 Employee Stock Incentive Plan.

Issuer Repurchases

None.

ITEM 6 - SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations and Financial Position

Years Ended December 31, 2012 and 2011

	December 31.
Operating Data:	2012	2011

Revenue	$149,994	$289,514
Operating and Other Expenses	2,267,960	4,939,451

Net Loss	$(2,117,966)	$(4,649,937)

	December 31,
Balance Sheet Data:	2012	2011

Current Assets	$54,840	$13,413
Total Assets	406,524	1,774,808
Current Liabilities	1,399,723	646,855
Non-Current Liabilities	4,384	23,570
Total Liabilities	1,404,107	670,425
Working Capital (Deficit)	(1,344,883)	(633,442)
Shareholders’ Equity (Deficit)	($977,583)	$1,104,383

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

General

The Company was incorporated in the State of Delaware on January 26, 2007. Until January 1, 2010, the Company’s sole sources of revenues were from its coal-mining and timber harvesting operations on approximately 12,000 contiguous acres in Tennessee. It also held the mineral rights for oil and gas on those properties. The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 via a spin off while maintaining its oil and gas assets in the Company (“Legacy Properties”). On April 1, 2010, the Company executed an acquisition of producing oil and gas properties in Kentucky and Tennessee. The Company’s current operations consist primarily of the maintenance and production of those oil and gas mineral reserves. It has not begun exploration or production of its oil and gas rights on its Legacy Properties

Plan of Operations

Hydrocarbons Holdings

On February 21, 2013, the Company entered into a Bill of Sale and Assignment, Release and Assumption Agreement with Hydrocarbons Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“HH”), whereby substantially all of the Company’s oil and gas assets and liabilities will be transferred to HH effective as of February 28, 2013.

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

Mongolia Equipment Rental Corporation

On March 21, 2013, Consolidation Services, Inc. (the “Company”) through its wholly owned subsidiary, Mongolia Equipment Rental Corporation, a Delaware corporation (the “Franchisee”) entered into an International Franchise Agreement (the “Franchise Agreement”) with Hertz Equipment Rental Corporation and Hertz Equipment Rental System (collectively “Franchisor”).

Under the Franchise Agreement the Franchisee will operate a business of renting,  selling and maintaining equipment primarily for use in mining, construction, materials handling and commercial and industrial activities (“Equipment Rental Business”) under the unique plan or system of the Franchisor (the “Hertz System”) in the country of Mongolia.

The license granted to Franchisee under the Franchise Agreement shall commence on July 1, 2013 and continue for a period of ten (10) years, unless renewed or sooner terminated.  The Franchisee shall have the option to renew the license for two (2) successive five (5) year terms, subject to the terms of the then current Hertz Equipment Rental System International Franchise Agreement, and provided such terms shall preserve Franchisee’s right to renew for an additional two successive five year periods and will not require the payment of an initial fee by Franchisee and the Franchisee is not in default of the Franchise Agreement.

The Franchise Agreement provides that so long as the Franchise Agreement remains in place and for one-year after the expiration or termination of the Franchise Agreement: (i) Franchisor will not establish or license another to establish an Equipment Rental Business in the country of Mongolia; and (ii) Franchisor will not establish or license another to establish a truck rental business under the System (“Truck Rental Business”) in the country of Mongolia without first having afforded Franchisee a non-transferrable right of first refusal to establish a Truck Rental Business in the country of Mongolia. Franchisee shall have a right of first opportunity (prior to Franchisor entering into any substantive discussions or negotiations with any other party) to acquire the franchise for any Equipment Rental Business in the country of Burma (a/k/a Myanmar).

In consideration for the license provided under the Franchise Agreement, Franchisee will pay Franchisor: (i) an initial fee of $45,000; (ii) a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per annum; and (iii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. In addition Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Year Ended December 31,
	2012	2011
Production, net
Oil (Bbls)	2,030	3,124
Gas (Mcf)	-	-
Boe (Bbls)	2,030	3,124

Average Prices
Oil ($/Bbl)	$91.47	$92.67
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per Boe	$81.69	$68.19

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the year ended December 31, 2012 were $149,994 net of transportation costs as compared to $289,514 for 2011. Our revenues are from the sale of our oil and gas production.  During the year ended December 31, 2012 we produced 2,030 barrels and received an average price per barrel of $91.47 while during 2011 we produced 3,124 barrels and received an average price per barrel of $92.67.

Our operating expenses for production activities for the year ended December 31, 2012 were $186,159 (comprised of $165,827 of lease operating expenses and $20,332 of depreciation, depletion, amortization and accretion) as compared to $227,683 (comprised of $213,015 of lease operating expenses and $14,668 of depreciation, depletion and amortization) for the year ended December 31, 2011.  Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. For the year ended December 31, 2012, the Company impaired its oil and gas properties and support equipment by $1,373,595 as compared to $3,461,796 for the year ended December 31, 2011. The impairment was due to reductions in the future estimated recoverable reserves as a result of sporadic production during 2012 and 2011.

Our general and administrative expenses for the year ended December 31, 2012 and 2011 were $690,392 as compared to $1,246,855, respectively. The decrease in general and administrative expenses was primarily due to lower stock compensation. We have paid our employees and consultants in common shares to preserve our limited available cash.

We incurred net losses of $2,117,966 and $4,649,937 for the years ended December 31, 2012 and 2011, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2012 was $328,769 as compared to $174,068 for the year ended December 31, 2011.  The increase in cash used in operating activities was primarily attributable to using additional cash to fund operations in 2012.

Our cash provided by financing activities for the year ended December 31, 2012 was $340,698 as compared to $157,500 for the year December 31, 2011.  There was a $50,000 decrease in proceeds from the issuance of common stock for cash offset by an increase in funds provided by a related party and a shareholder in the amount of $233,198. During the year ended December 31, 2012, we entered into notes payable with a shareholder in exchange for proceeds of $340,698.

From the period of January 2013 through April 11, 2013 we entered into additional notes payable with a shareholder in exchange for proceeds of  $143,000.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in the notes to the accompanying audited consolidated financial statements, we incurred net losses of $2,117,966 and $4,649,937 for the years ended December 31, 2012 and 2011, respectively. Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows.

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

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 3605, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the years ended December 31, 2012 and 2011 management had an impairment of the Company’s long-lived assets in the amount of $1,373,595 and $3,461,796, respectively.

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

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Consolidation Services, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Consolidation Services, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidation Services, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 29, 2013

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,
	2012	2011

CURRENT ASSETS:
Cash	$12,597	$668
Accounts receivable	10,831	12,744
Prepaid expenses	31,412	-
Total current assets	54,840	13,412

PROPERTY AND EQUIPMENT:
Oil and gas properties subject to amortization, net	290,807	739,286
Oil and gas properties not subject to amortization, net	-	868,828
Support equipment, net	60,877	153,282
TOTAL ASSETS	406,524	1,774,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	473,369	315,290
Accounts payable - related parties	388,327	200,948
Accrued expenses	22,020	-
Common stock payable - related party	32,000	5,000
Accrued interest - related party	20,809	3,117
Notes payable - shareholder	463,198	122,500
Total current liabilities	1,399,723	646,855

Asset retirement obligations	4,384	23,570

TOTAL LIABILITIES	1,404,107	670,425

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2012 and 2011	-	-
Common stock, $.001 par value, 200,000,000 shares authorized;
12,567,553 and 12,480,053 issued and outstanding as of
December 31, 2012 and 2011, respectively	12,568	12,480
Additional paid-in capital	9,391,208	9,375,296
Accumulated deficit	(10,401,359)	(8,283,393)
Total stockholders' equity (deficit)	(997,583)	1,104,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$406,524	$1,774,808

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

OIL AND GAS REVENUES	$149,994	$289,514

COSTS AND OPERATING EXPENSES:
Lease operating expenses	165,827	213,015
Depreciation, depletion, amortization and accretion	20,332	14,668
Impairment of oil and gas properties and support equipment	1,373,595	3,461,796
General and administrative	690,392	1,246,855
Total costs and operating expenses	2,250,146	4,936,334
OPERATING LOSS	(2,100,152)	(4,646,820)

OTHER EXPENSES
Interest expense	17,814	3,117

NET LOSS	$(2,117,966)	$(4,649,937)

Net loss per common share, basic and diluted	$(0.17)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	12,516,080	11,974,964

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2010	-	$-	10,577,263	$10,577	$8,684,381	$(3,633,456)	$5,061,502

Common shares issued for cash	-	-	158,885	159	49,841		50,000

Common stock issued for services	-	-	37,500	38	11,962		12,000

Common stock for amended employment agreement for CEO	-	-	706,405	706	310,112		310,818

Common stock for resignation of CEO	-	-	1,000,000	1,000	319,000		320,000

Net loss						(4,649,937)	(4,649,937)

BALANCE AT DECEMBER 31, 2011	-	$-	12,480,053	$12,480	$9,375,296	$(8,283,393)	$1,104,383

Common stock issued for services	-	-	87,500	88	15,912		16,000

Net loss						(2,117,966)	(2,117,966)

BALANCE AT DECEMBER 31, 2012	-	$-	12,567,553	$12,568	$9,391,208	$(10,401,359)	$(997,583)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Net loss	$(2,117,966)	$(4,649,937)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	19,379	12,660
Accretion of asset retirement obligations	953	2,008
Impairment of oil and gas properties	1,373,595	3,461,796
Stock compensation	43,000	642,818
Changes in operating assets and liabilities:
Prepaid expenses	(31,412)	-
Accounts receivable	1,913	(1,852)
Accounts payable and accrued expenses	176,698	154,374
Accounts payable - related parties	187,379	200,948
Accrued interest - related party	17,692	3,117
Net cash used in operating activities	(328,769)	(174,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	-	50,000
Proceeds from notes payable - shareholder	340,698	107,500
Net cash provided by financing activities	340,698	157,500

INCREASE (DECREASE) IN CASH	11,929	(16,568)
CASH, BEGINNING OF YEAR	668	17,236
CASH, END OF YEAR	$12,597	$668

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$175	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Change in estimate of asset retirement obligations	$20,138	$-
Conversion of related party advances to short-term notes payable	$-	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Consolidation Services, Inc. (the “Company” or “CNSVE”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee.

Principles of Consolidation

The consolidated financial statements include the accounts of Consolidation Services, Inc. and its subsidiaries, Vector Energy Services, Inc, CSI Energy, Inc, CSI Resource, Inc., all of which are presently not operating subsidiaries. On January 28, 2013, the Company formed Mongolia Equipment Rental Corporation, a wholly owned subsidiary which is presently not an operating subsidiary. On January 31, 2013, the Company formed Hydrocarbons Holdings, Inc., a wholly subsidiary, which became an operating subsidiary on February 28, 2013.

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

The Company’s consolidated financial statements are based on a number of significant estimates including the oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment. The Company’s reserve quantities are determined by an independent petroleum engineering firm. However, management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.  Accordingly, the Company’s estimates are expected to change as future information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

The Company evaluates impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Interest-bearing accounts are insured up to $250,000. At December 31, 2012, the Company had no cash in accounts over $250,000.

The Company has two customers that purchase and distribute substantially all of our oil and gas production.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because due to the Company having a net loss (attributable to its common shareholders). Accordingly, the effects of including any additional common stock equivalents would be anti-dilutive.  There were no potentially dilutive financial instruments outstanding at December 31, 2012.

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

Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the current presentation for comparative purposes.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure consideration.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including a net loss for the year ended December 31, 2012 of $2,117,966.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES

During the years ended December 31, 2012 and 2011, the Company did not purchase or dispose of any oil and gas properties.

Activity of net oil and gas properties during the years ended December 31, 2012 and 2011 were:

	Year ended December 31,
	2012	2011
Beginning balance January 1,	$1,608,114	$4,462,552
Impairment	(1,285,357)	(2,845,946)
Depletion, depreciation and change in asset retirement cost estimate	(31,950)	(8,492)
Ending balance December 31,	$290,807	$1,608,114

Net oil and gas properties by classification were:

	December 31, 2012	December 31, 2011
Proved oil and gas properties	$774,222	$774,222
Unproved oil and gas properties	868,828	868,828
Asset retirement asset	3,432	20,170
Accumulated depreciation, depletion and impairment	(1,355,675)	(55,106)
Total oil and gas assets	$290,807	$1,608,114

Impairment of oil and gas properties

During the years ended December 31, 2012 and 2011, the Company impaired $416,529 and $2,515,488, respectively, of its proved oil and gas properties.  The impairments were due to reductions in the future estimated recoverable reserves as a result of sporadic production during 2012 and 2011.

For the years ended December 31, 2012 and 2011 there was $868,828 and $330,458, respectively of impairment of unproved oil and gas properties.

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities.  The equipment is depreciated over the useful life of the underlying oil and gas property.  The following table details the change in supporting facilities and equipment for the years ended December 31, 2012 and 2011:

Beginning balance as of January 1, 2011	$773,300
Impairment	(615,850)
Depreciation	(4,168)
Ending balance as of December 31, 2011	153,282
Impairment	(88,238)
Depreciation	(4,167)
Ending balance as of December 31, 2012	$60,877

NOTE 5- RELATED PARTY TRANSACTIONS

Notes Payable

During 2012 and 2011, we entered into notes payable with a shareholder. totaling $340,698. All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum. As of December 31, 2012 and 2011, amounts due for these notes payable were $463,198 and $122,500, respectively.

The Company recorded $17,814 and $3,117 of interest expense related to these notes payable during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company owed $20,809 and $3,117, respectively, of interest to the shareholder.

Accounts payable - Related parties

Accounts payable from related parties represent expenses that have been separately stated from trade accounts payable that are owed to our executives and shareholders of the Company.  These payables are due upon demand and do not bear interest. At December 31, 2012 and 2011, amounts due to related parties were $388,327 and $200,948, respectively.

Common Stock Payable - Related Party

As of December 31, 2012, the Company has recorded a $32,000 common stock payable to an executive for 400,000 shares of common stock. The common stock payable was measured at the grant date fair value ($0.08 per share) and the shares were issued in January 2013.

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

The following is a description of the changes to the Company’s asset retirement obligations for the year ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Asset retirement obligation at beginning of the year	$23,570	$21,562
Revision in estimates	(20,138)	-
Accretion expense	952	2,008
Asset retirement obligation at end of the year	$4,384	$23,570

NOTE 7- INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2012 and 2011 consist of the following:

	Year Ended December 31,
	2012	2011
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$236,766	$183,709
State	-	-
	236,766	183,709
Valuation allowance	(236,766)	(183,709)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2012	2011

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	0.0%	0.0%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2012	2011

Net operating loss carryforward	1,563,348	1,326,582
Valuation allowance	(1,563,348)	(1,326,582)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $4,598,082 available to offset future taxable income through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.  The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Chief Executive Officer Employment Agreement

The Company entered into an employment agreement with its Chief Executive Officer (the “Executive’) on April 7, 2010 which was amended on July 1, 2010, May 10, 2011, May 23, 2012, and June 29, 2012 (the “Employment Agreement”).  The Employment Agreement, as amended, initially would have expired on July 1, 2013 however it was amended on January 11, 2013 and now expires on July 1, 2016 and shall automatically renew on an annual basis unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement provides for:

i.

A monthly salary from July 1, 2010 through September 1, 2010 of $10,000 per month and $25,000 per month after September 1, 2010 subject to an annual increase of not less than the Consumer Price Index and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.

ii.

A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2012 or 2011):

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

iii.

The issuance of shares equal to 6% of the then issued and outstanding shares of the Company on May 15, 2011 (706,405 shares), which were issued in 2011.

iv.

The issuance of options (the Employment Agreement refers to them as warrants) on each anniversary date of the Employment Agreement, with a five-year exercise period, to purchase 1% of the then issued and outstanding shares of the Company exercisable at a price equal to the trailing six-month average share trading price prior to grant date.

v.

An automobile allowance of $1,860 per month.

vi.

A medical insurance allowance of $1,200 per month.

vii.

In the event the Executive's employment is terminated without cause he will receive 12 months of severance pay and all warrants for the following year will be immediately granted.

For the years ended December 31, 2012 and 2011, the Company paid $120,000 in compensation and recorded accrued compensation expense of $180,000 for the portion of unpaid compensation.

On May 10, 2011, the Company and Executive amended the Employment Agreement to allow the Company to issue the 706,405 common shares on May 15, 2011 rather than on September and December 2010 as was required by the Employment Agreement.

On May 23, 2012 and June 29, 2012, the Company and Executive agreed to amend the Employment Agreement so that the Company is not obligated for two issuances of warrants for the years 2011 and 2012, respectively, and therefore did not grant or issue any warrants to Executive. Combined, the warrants would have allowed Executive to purchase 2% of the then issued and outstanding shares of the Company’s common shares at the market price per share on the date of issuance, for a period of 5 years, as per the Employment Agreement.

On June 29, 2012, the Company and Executive agreed to amend the Employment Agreement so that the Company is not obligated to the Executive for a total of $60,000 of deferred salary or $15,000 a month for the four months ended December 31, 2010 as per the Employment Agreement.

On June 30, 2012, the Company and Executive agreed to amend the Employment Agreement so that the Company is not obligated to the Executive for executive auto allowance and medical benefits in the amount of $91,793 for the period from April 7, 2010 through September 30, 2012. Therefore, the Company has not recorded this as an obligation of the Company.

Chief Operating Officer Employment Agreement

On December 1, 2012, the Company entered into a Consulting Agreement with Carl Casareto (“Casareto”).  Casareto has been retained to serve as the Company’s Chief Operations Officer for up to 20 hours per week. The Agreement is for one year, ending on December 1, 2013, unless terminated earlier or extended. In consideration of the services he provides, the Company has agreed to pay Casareto $7,000 per month (“Base Compensation”).  In addition to the Base Compensation, the Company has agreed to pay Casareto a bonus of twenty five percent (25%) of Casareto’s annual Base Compensation, if during the term of the Agreement; i) the Company posts annual gross revenues on a consolidated basis of at least $5,000,000; ii) the Company’s EBITA, including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any given year is at least $1,000,000; or iii) the completion of annual funding, including equity and debt, of at least $3,000,000.

NOTE 9- STOCKHOLDERS’ EQUITY

Reverse Stock Split

On November 29, 2012, the Board of Directors approved a 1-for-4 reverse split of the Company’s common stock, following approval by the stockholders. The reverse stock split was effective on December 28, 2012, before trading began on December 31, 2012. No fractional shares were issued. Stockholders who would otherwise hold a fractional share will receive a cash payment in lieu of such fractional share. All shares and per share amounts have been retroactively adjusted for the years presented to reflect the reverse stock split.

Common Stock Issuances

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 12,567,553 and 12,480,053 common shares were issued and outstanding as of December 31, 2012 and 2011, respectively.

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered.

2012 Activity:

On June 13, 2012, the Company issued 25,000 common shares to two (2) Company advisors totaling 50,000 common shares valued at $0.14 based on the trading price of the stock on the grant date and the Company expensed $7,000.

On June 18, 2012, the Company issued 12,500 common shares to a Director that was granted on August 15, 2011. The Company recorded a value of $5,000 based on the trading price of the stock on the grant date of $0.40.

On December 10, 2012, the Company issued 25,000 common shares for services rendered. The Company recorded a value of $4,000 based on the trading price of the stock on the grant date of $0.16.

During January 2013, the Company issued 400,000 common shares for services provided by an executive prior to December 31, 2012. The Company recorded a value of $32,000 based on the trading price of the stock on the grant date of $0.08 and recorded the stock payable and expense in 2012.

2011 Activity:

During the year ended December 31, 2011, the Company issued 158,654 common shares for $50,000 in net proceeds in private placements. The price received in the private placements ranged from $0.26 per share to $0.40 per share.

During the year ended December 31, 2011, the Company issued 1,743,905 common shares with an aggregate fair value of $642,818 in exchange for services. The $642,818 of services was expensed as compensation including $12,000 for our new CFO, Richard Polep, $310,818 for our new CEO, Gary Kucher, and $320,000 for our resigning CEO, Stephen Thompson during the year ended December 31, 2011. The trading price used to estimate the fair values of the common stock issued for the year ended December 31, 2011 was the trading price on the respective grant dates ranging from $0.32-$0.44 per share.

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

NOTE 10 - SUBSEQUENT EVENTS

Notes Payable - Related Party

From the period of January 1, 2013 through April 11, 2013, the Company entered into additional notes payable with a shareholder totaling $143,000. All of the notes are due on demand, ave no periodic payment terms and bear interest at 6% per annum.

Consulting and Employment agreements

Effective on January 1, 2013, the Company entered into a Consulting Agreement with Richard S. Polep (“Polep”).  Polep has been retained to continue to serve as the Company’s Chief Financial Officer (“CFO”).  The Agreement is for one year, ending on January 1, 2014 (the “Term”), unless terminated earlier or extended and is for up to 20 hours per week. In consideration of the services Polep provided by serving as CFO of the Company from August 8, 2011 until December 31, 2012, the Company has agreed to grant Polep 400,000 shares of the Company’s common stock. In consideration for the services Polep provides during the Term, the Company has agreed to grant Polep an additional 400,000 shares of the Company’s common stock.

The Company and Gary Kucher  ("Kucher") entered into an employment agreement on April 7, 2010, which was subsequently amended on July 1, 2010, May 10, 2011, May 23, 2012, June 29 2012 and June 30th 2012 (the "Agreement").  The Agreement was set to expire on July 1, 2013 (“Primary Term”).  Under the Agreement, Kucher had served as CEO and President of the Company since 2011. Effective January 11, 2013, Kucher resigned as President of the Company, however, remaining as CEO.  Kucher and the Company entered into a Fifth Amendment to the Agreement to extend the Primary Term until July 1, 2016.

On December 1, 2012, the Company entered into a Consulting Agreement with Carl Casareto (“Casareto”) to serve as the Company’s Chief Operations Officer.  Casareto is proving to be a valuable addition to the management of the Company and the Company wishes to grant Casareto additional incentive compensation in the form of 200,000 shares of the Company’s common stock pursuant to the Amendment to Consulting Agreement by and between the Company and Casareto effective January 11, 2013.

Effective on February 1, 2013, the Company entered into a Consulting Agreement with Brady Strahl (“Strahl”). Strahl has been retained to serve as President of the Company for up to 20 hours per week. The Agreement is for one year, ending on January 31, 2014 unless terminated earlier or extended. In consideration for the services Strahl provides, the Company has agreed to grant Strahl 200,000 shares of the Company’s common stock.

Effective on February 1, 2013, the Company entered into a Consulting Agreement with Sean Kirwan (“Kirwan”). Kirwan has been retained to serve as Vice President and In-house counsel of the Company for up to 20 hours per week. The Agreement is for one year, ending on January 31, 2014 (the “Term”), unless terminated earlier or extended. In consideration for the services Kirwan provides, the Company has agreed to grant Kirwan 200,000 shares of the Company’s common stock.

Board of Directors - Common Stock Issuance

Pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933 and authorized by a unanimous written consent of the board of directors (“Board”) of the Company, dated January 11, 2013, the Board granted 200,000 shares of the Company’s common stock to each member of the Board as compensation for serving as a member of the Board until the Company’s 2014 Annual Shareholder’s Meeting.  A total of 800,000 shares of common stock were issued. As of the Grant Date, shares of the Company’s common stock were quoted at $0.08 per share.

Hertz Equipment Rental

On March 21, 2013, the Company entered into a Franchise Agreement with Hertz Equipment Rental Corporation and Hertz Equipment Rental System (collectively “Franchisor”) through its wholly owned subsidiary, Mongolia Equipment Rental Corporation (the “Franchisee”). This agreement grants the Company a license commencing July 1, 2013 and continuing for 10 years. The Company has the option to renew the license for two successive 5-year terms. In consideration for the license, the Company is obligated to pay an initial fee of $45,000 and a continuing monthly license fee of 6% of gross revenue but not less than $135,000 per year. The Company made its initial fee payment of $45,000 on March 21, 2013

NOTE 11 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control.  The reserve data represents only estimates.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment.  All estimates of proved reserves are determined according to the rules prescribed by the SEC.  These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates.  This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision.  Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate.  Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered.  The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based.  In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.    There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2012.  The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

Capitalized costs relating to oil and gas producing activities:

As of December 31, 2012

Unproved oil and gas properties, net of impairment	$-

Proved oil and gas properties, net of impairment	361,125

Support equipment, net of impairment	80,912

Accumulated depreciation, depletion, and amortization	(90,353)

Net capitalized costs	$351,684

Net capitalized costs related to asset retirement obligations in the amount of $3,432, as of December 31, 2012, was included in net capitalized costs.

As of December 31, 2011

Unproved oil and gas properties, net of impairment	$936,111

Proved oil and gas properties, net of impairment	727,109

Support equipment, net of impairment	169,150

Accumulated depreciation, depletion, and amortization	(70,974)

Net capitalized costs	$1,761,396

Net capitalized costs related to asset retirement obligations in the amount of $20,170, as of December 31, 2011, was included in net capitalized costs.

Costs incurred in oil and gas property acquisition, exploration, and development activities:

Year ended December 31, 2012

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Year ended December 31, 2011

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2012 and 2011.  Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf).  Gas is converted to barrels of oil equivalent (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2012			2011
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:	-	-	-	-	-	-
Beginning of period	40	1,142	230	106	1,153	297
Revisions	(18)	(1,068)	(196)	(63)	(11)	(65)
Extensions and discoveries	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Purchases of minerals-in-place	-	-	-	-	-	-
Production	(2)	-	(2)	(3)	-	(3)
End of period	24	74	36	40	1,142	229

Proved developed reserves:
Beginning of period	12	122	32	77	122	32
End of period	1	-	1	12	-	12

Proved undeveloped reserves:
Beginning of period	28	1,142	217	29	1,031	200
End of period	18	74	25	28	1,142	217

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

Future cash inflows for 2012 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2012 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period.  Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2012 and 2011, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMX WTI	Gas (Mcf) Using NYMEX Henry Hub
2012 (average price)	$91.47	$4.139
2011 (average price)	$92.64	$4.15

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
	(in thousands)
Future cash inflows	$2,013	$7,488
Future costs:
Production	(1,046)	(3,773)
Transportation costs	(105)	(209)
Development	(433)	(1,014)
Severance tax	(86)	(329)
Future net cash inflows	343	2,163
10% discount factor	(133)	(1,429)
Standardized measure of discounted net cash flows	$210	$734

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of future net cash flows discounted at 10% per annum for the years ended December 31, 2012 and 2011 (stated in thousands):

	2012	2011
Beginning of period	$734	$1,631
Sales of oil and natural gas produced, net of production costs	16	(76)
Net change in sales and transfer prices and in production costs and in production costs related to future production	191	(542)
Extension and discoveries	-	-
Net change of pries and production costs	-	-
Change in future development costs	(197)	57
Previous estimated development costs incurred	-	-
Revisions of previous quantity estimates	(2,838)	(276)
Accretion of discount	73	163
Change in income taxes	-	-
Purchases of reserves in place	-	-
Timing and other	2,231	(223)
End of period	$210	$734

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2012. The  term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Our internal controls over financial reporting were not effective due to:

•

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources caused the Company to be unable to file the required 2012 financial statements by the reporting deadline of April 15, 2013.

•

Also, the Company improperly accounted for the valuation of certain of its oil and gas properties with respect to the December 31, 2012 financials, which resulted in material audit adjustments.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive / Director Personnel	Age	Position
Former US Ambassador Michael Ussery	61	Chairman of the Board, Director
Gary Kucher	49	Chief Executive Officer, Director
Brady Strahl	31	President
Richard Polep	74	Chief Financial Officer, Director
Carl Casareto	54	Chief Operating Officer
Sean Kirwan	37	Vice President & In-House Counsel
Ray R. Tashi, OAM	67	Director

E. Michael Ussery, Chairman of the Board - Mr. Ussery was elected to the Company’s Board of Directors on November 30, 2012.  Since 1992, former U.S. Ambassador Michael Ussery has led major investments and other business development and humanitarian projects in East Europe, the Mid-East, East Asia, and the Caribbean. He is also co-founder and Managing Director of the Mongolia Fund.

Over the past 20 years, Ussery has served as an international advisor to eight governments and more than 75 corporations and non-profit organizations. Mr. Ussery is a founder of eight companies and four non-profit organizations, and he has led the planning creating American universities in developing countries.

In the U.S., Mr. Ussery also serves on the Board of Directors of Safi Apparel and Reviresco Corporation. He is Chairman of the Advisory Board of CalErin Group Investment Fund and on the advisory boards of Pax Mondial. Previously he served on the Board of Directors of Terocelo Telecommunications, D’Sal Inc., Safe Security and Dignity Products.

Mr. Ussery has been a co-founder and active partner of InfoMed Bulgaria, Medica Bulgaria, Netcare Bulgaria, and Balkan Land. He presently advises Cold Brook Capital and General Dynamics.

Previously, he was appointed by the Governor of Virginia as Commissioner of the Vint Hill Economic Development Authority; and was co-founder and Advisory Chairman of the Romania Moldova Direct Fund.

Mr. Ussery was a pro bono spokesman for the U.S. Committee on Refugees & Immigration 2008 - 2010 campaign to end the global practice of “warehousing” refugees. He was opening speaker 2010 at the 7th annual “Beijing Forum” on international development.

In international education, Mr. Ussery is Chairman and President of the Council for American Universities Abroad, presently planning universities in Mongolia, Albania and Romania, and assisting universities overseas and education ministries. He was Chairman and President from 2002 to 2006 of the Coordinating Council for International Universities, which planned the American University of Afghanistan for the White House.

Michael Ussery was appointed by President Reagan on December 22, 1988 to be U.S. Ambassador to Morocco, at that time the youngest U.S. Ambassador.  He was re-appointed by President Bush and confirmed unanimously by the U.S. Senate, at post until January 1992, leading an embassy of 800 personnel.

At the U.S. Department of State from 1981 to 1992 Mr. Ussery served as: Deputy Assistant Secretary of the Near East and South Asia Bureau; Chairman of the twelve-agency Libya Task Force during the U.S.-Libya confrontation; and White House Liaison, and Director for Congress and the Media in the International Organizations Bureau. In 1988 he left State to serve as Senior Advisor and Deputy to Campaign Manager Lee Atwater in the Bush - Quayle Campaign.

Mr. Ussery began his career in political management in Georgia and South Carolina, and came to Washington as Chief of Staff to U.S. Congressman Carroll Campbell. He is a graduate of Newberry College, where he was honored as Commencement Speaker in 1991.

Gary Kucher, Chief Executive Officer - Mr. Kucher has been Chief Executive Officer since April 26, 2011 a Director since April 2010 and was President from April 2010 until January 2013.  He is a seasoned executive with numerous appointments, directorships and consulting roles with both public and private companies in a variety of industries and business sectors. Mr. Kucher has a strong background in investment banking; having held securities licenses, Series 7 and Series 24. He has provided consulting for business acquisitions and other commercial finance transactions to financial and strategic buyers, stock offerings, spin-offs, leveraged buy-outs and joint-venture arrangements. Mr. Kucher has sourced and executed M&A deals for leading technology companies and selected venture investments.  He has also advised banking, insurance, finance and investment banking companies on M&A and equity deals.  Since 2008, Mr. Kucher has served as Managing Director of MB&A Capital, Beverly Hills, California, an international business advisory.

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

Brady Strahl, President - Mr. Strahl has served President of the Company since February 1, 2013.  He has served the construction, logistics and heavy/highway equipment sectors for government, commercial and industrial clients since 1998. He has consistently built a strong rapport with clients through superb communications, effective management and innovative problem-solving strategies.

Having managed a $20+ million fleet of civil construction equipment, heavy haul tractors/trailers and light duty vehicles, Mr. Strahl has experience with many lines of equipment and vehicle manufacturers including Caterpillar, John Deere, Volvo, Genie, JLG, Ingersoll-Rand, Kenworth, Peterbilt, Ford and GMC. Mr. Strahl has arranged lease options for a variety of clients in the civil construction and highway industry including 100+ light duty trucks for a worldwide oilfield services contractor.

In the construction and infrastructure field, Mr. Strahl has overseen construction of over $250 million in government, commercial and heavy-industrial facilities from land acquisition to occupancy, including specialized wetland permitting and rezoning of ecologically sensitive remote environments.

Having served many of the rural and largely inaccessible communities in Alaska and Hawaii, Mr. Strahl understands the need for specialized attention to the movement of equipment and freight, particularly critical/just-in-time materials. From major shipping hubs to small Alaskan villages, he has delivered cost-effective equipment and transportation solutions for clients representing a diverse array of industries.

In 2008, Brady was the youngest ever recipient of the Anchorage (Alaska) Journal of Commerce’s Top 40 Under 40 Businessperson Award and is a graduate of Gonzaga University in Spokane, WA.

Richard S. Polep, Chief Financial Officer - Mr. Polep was appointed as a member of the Board of Directors on May 12, 2010.  On August 5, 2011 he was appointed Chief Financial Officer of the Company. He has over 48 years experience in public accounting and has substantial experience in financial reporting and disclosure rules and regulations of the Securities and Exchange Commission, including internal controls, initial public offerings, private offerings, corporate acquisitions and reorganizations.

He spent 31 years with Grant Thornton LLP, which is ranked number five in international accounting firms.  He was a partner with that firm for 24 years.  He then joined SingerLewak LLP as an audit and quality control partner and was there for eleven years.  Since January 2010, he has been a sole-practitioner performing consulting services for publicly traded and privately held companies as well as accounting and auditing firms.

Mr. Polep has industry experience in manufacturing and distribution, financial services, oil and gas, life sciences, technology, hospitality, and gaming.  He has also served as an expert witness.

Mr. Polep graduated from the University of Southern California in 1961 with a Bachelor of Science degree in Accounting and has been an instructor for the California Society of CPAs.  He is active in the CSCPA and the AICPA and is a former member of the AICPA Securities and Exchange Commission Practice Section Executive Committee.

Carl Casareto, Chief Operating Officer - Mr. Casareto was appointed COO of the Company effective December 1, 2012.  He has over 30 years’ experience in finance, accounting and senior level management. He is a former Partner and CPA with the international accounting firm, Grant Thornton. Mr Casareto has over 15 years’ experience serving as Chief Financial Officer for both public and private enterprises. He has extensive experience in SEC reporting, financial accounting, budgeting and forecasting. His experience includes banking, real estate, entertainment, managed services, manufacturing and marketing. Mr. Casareto has a Bachelor of Science Degree in Accounting from Loyola Marymount University.

Sean Kirwan, VP of Legal Affairs - Mr. Kirwan has served as Vice President and In-House Counsel of the Company since February 1, 2013.  He is an attorney and an active member of the State Bar of California as well as a licensed Real Estate Broker.  Mr. Kirwan is the President of VASK Real Estate Group, LLC, a California limited liability company. Founded in 2010, the company has focused on the acquisition, rehabilitation and resale of distressed residential real estate assets located in Orange County, California. Prior to founding VASK, Mr. Kirwan worked as a transactional attorney for the national law firm Bryan Cave, LLP.  While at Bryan Cave, Mr. Kirwan focused on structuring financial instruments for large residential developers, negotiating purchase and sale and lease agreements, as well as negotiating with local governments and regulatory agencies on entitlement, licensing and development issues.

Mr. Kirwan previously served as the Vice President of Development and General Counsel for Pacific Hospitality Group, a hotel developer and management company based in Orange County. At Pacific Hospitality Group, Mr. Kirwan managed the development and construction of a 158 room hotel and spa in Napa, CA, working closely with contractors, architects and consultants. Mr. Kirwan handled all of the entitlement, zoning, land use and building permit approvals for the construction of a one of a kind, 20,000 sq. ft. full service spa, wine bar and entertainment room located in an excavated cave.

Mr. Kirwan received his Bachelor of Arts Degree from Boston College and his Juris Doctorate from Loyola Law School.

Roy R. Tashi, OAM, Director - Mr. Tashi was elected to the Company’s Board of Directors on November 30, 2012.  Since November 2010, Mr. Tashi has focused on managing a personal portfolio of investments in domestic and international private equity and property development. From April 2009 to October 2010, he served as Executive Chairman of Geneva-based Helvetica Wealth Management Partner’s Australian subsidiary and was on the Advisory Board of the Geneva based parent company. Helvetica's investment product range included traditional long-only funds, funds of hedge funds, thematic funds and real estate investments with total funds under management peaking at over $4.5 billion. Mr. Tashi has established and operated several businesses in various sectors including manufacturing, distribution, importing, exporting and trading.

Mr. Tashi is co-founder of the Mongolia Fund and serves as its Executive Director. He has extensive experience in establishing, building and developing a variety of businesses in various sectors including manufacturing, distribution, importing, exporting and trading. He has focused on private equity investments where he added value as a director or serving on the advisory board assisting in developing strategy and overseeing the drive for growth. He has been involved in both private and public companies and continues to serve as a director on a number of companies. Mr. Tashi has also been involved in property development in Australia and the United States. Whilst based in Australia, his experience extends to Asia, Europe and the United States.

Mr. Tashi has been active in business for over 48 years and has been involved in communal not-for-profit organizations for over 30 years. He was awarded the Medal of the Order of Australia (OAM) for services to the community specifically in Aged Care and Education.

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

Gary D. Kucher  holds1,191,404 shares of the Company’s outstanding common stock.

Board Meetings and Committees

During the fiscal year ended December 31, 2012, the Board of Directors met 2 times and took written action on several other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

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

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the three fiscal years ended December 31, 2012,  and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stephen M. Thompson, Former Chairman of the Board, CEO and President	2012 2011 2010	- -	- -	- 291,744(4)	- -	- -	- -	- -	291,744

Pamela J. Thompson, Former Chief Financial Officer, Secretary, Treasurer, and Director	2012 2011 2010	- 52,000 58,500	- -	- - 238,010 (1)	- -	- -	- -	- -	- 52,000 296,510

Gary D. Kucher, Chief Executive Officer and Director	2012 2011 2010	300,000 300,000 90,000	- -	310,818(5) 711,360 (2)	- -	- -	- -	- -	300,000 610,818 801,360

Richard S. Polep, Chief Financial Officer, Secretary, Treasurer, and Director	2012 2011 2010	- -	- -	32,000(7) 12,000(6) 28,500 (3)	- -	- -	- -	- -	32,000 12,000 28,500

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

(1)

Represents the 95,000 shares Ms. Thompson received in 2010; Ms. Thompson does not have beneficial ownership of these common shares.  Ms. Thompson’s shares were granted to an irrevocable trust that she is not the beneficiary of, and does not control or vote any shares of the Company;

(2)

Represents the 285,000 shares issued for the benefit of Mr. Kucher in 2010;

(3)

Represents the 12,500 shares Mr. Polep received in 2010;

(4)

Served as principal executive officer from April 7, 2010 through April 17, 2011 and Mr. Thompson received 1,000,000 common shares in 2011,

(5)

Represents the 706,405 issued for the benefit of Mr. Kucher in 2011.

(6)

Represents the 37,500 shares Mr. Polep received in 2011.

(7)

Represents 400,000 shares Mr. Polep received in 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary D. Kucher	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Richard S. Polep	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Carl Casareto	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Compensation of Directors

The following table sets forth director compensation as of December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary D. Kucher	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Richard S. Polep	0 0	0 28,500 (1)	0 0	0 0	0 0	0 0	0 28,500 (1)
Richard D. Herstone	0 0	5,000(2) 5,000(3)	0 0	0 0	0 0	0 0	5,000 5,000

*

Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments.  Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)  Richard Polep was appointed to our Board of Directors on May 12, 2010.  Represents the 12,500 shares Mr. Polep received as our Director.

(2) and (3)  Richard Herstone was appointed to our Board of Directors on August 8, 2011.  Represents the 12,500 shares Mr. Herstone received as our Director 2011 and 12,500 shares Mr. Herstone received in 2012.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 19, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Stephen M. Thompson (1)	983,373	6.66%
Common Stock	Gary D. Kucher (1,3)	1,191,405(4)	8.07%
Common Stock	E. Michael Ussery (1,3)	200,000	1.35%
Common Stock	Richard S. Polep (1,3)	1,057,000	7.16%
Common Stock	Roy R. Tashi (1,3)	200,000	1.35
Common Stock	Carl Casareto (1,3)	200,000	1.35
Common Stock	Brady Strahl (1,3)	200,000	1.35
Common Stock	Sean Kirwan (1,3)	200,000	1.35
Common Stock	All Directors and Officers As a Group (7 persons)	3,248,405	21.98%

(1)  Unless otherwise indicated, the address of the shareholder is Consolidation Services, Inc. 2300 West Sahara Drive # 800, Las Vegas, NV 89102.

(2)  Unless otherwise indicated, based on 14,767,553 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)  Indicates our officers or directors.

(4)  Includes 991,405 shares held in the name of Dolphin Marine, Inc. and Vernal Capital Incorporated entities partially controlled by Gary Kucher.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have an audit, compensation, or nominating committee.

During the year-ending December 31, 2012, we entered into notes payable with a shareholder totaling $340,698. The total owed to the shareholder at December 31, 2012 was $463,198. For the period of January 2013 through April 11, 2013 we entered into additional  notes payable with a shareholder totaling $143,000.

During the year-ending December 31, 2011 we entered into notes payable with a shareholder totaling $122,500.

See “Consulting Contracts” above, for the terms of Gary Kucher’s Employment Agreement as CEO of the Company, See “Compensation of Directors” above, for terms of compensation to Richard S. Polep.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Restated Fees

During the year ended December 31, 2012, GBH CPAs, PC, billed us $49,630 and $40,000, respectively, in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.

Tax Fees

During the years ended December 31, 2012 and 2011, GBH CPAs, PC, billed us $0 for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2012 and 2011, GBH CPAs, PC, billed us $0 for other fees.

Of the fees described above for the years ended December 31, 2012 and 2011, 100% were approved by the entire Board of Directors.

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
10.16

Form of Asset Purchase Agreement dated April 1, 2010 entered into by the Company and each of 12 oil and gas partnerships each of which agreement has substantially the same forms for each of the other 11 oil gas partnerships. (11)

10.17	American Energy Advisors, Inc. Summary Reserve Report. (12)

10.18	B & J Oil LLC Equipment Summary Appraisal Report. (12)
10.19

Schedules and Exhibits to Asset Purchase Agreement dated April 1, 2010 by and between the Company and Energy Production Revenue Fund, LLP which are substantially the same forms for each of the other 11 oil gas partnerships. (11)

10.20

Attached hereto are the audited financial statements of Leland Kentucky Holdings, Inc. Managed Partnerships Combined Financial Statements of the oil and gas properties purchased from 12 partnerships noted in Iem 2.1 for the year ended December 31, 2009 and for the three months ended April 1, 2010, together with the Report of Independent Registered Public Accounting Firm of S. E. Clark & Company, PC concerning the audited statements and related notes. (13)

10.21	Unaudited Pro Forma Combined Financial Information as of March 31, 2010. (12)
10.22	Unaudited Pro Forma Combined Financial Information as of December, 2009. (12)
10.23	Employment Agreement dated as of April 7, 2010 by and between Consolidation Services, Inc. and Gary D. Kucher. (14)
10.24	Agreement for Financial and Accounting Consultation Services dated as of April 2, 2010 by and between Consolidation Services, Inc. and Pamela J. Thompson, CPA, PC (14)
10.25	Consulting Agreement dated as of December 1, 2012 by and between the Company and Carl Casareto. (15)
10.26	Consulting Agreement dated as of January 1, 2013 by and between the Company and Richard Polep. (16)
10.27	Consulting Agreement dated as of January 28, 2013 by and between the Company and Brady Stahl. (17)
10.28	Consulting Agreement dated as of January 28, 2013 by and between the Company and Sean Kirwin. (17)
10.29	Fifth Amendment to (Amended) Employment Agreement dated as of January 11, 2013, by and between the and Gary Kucher. (18)
10.30	Bill of Sale and Assignment, Release and Assumption agreement dated as of February 21, 2013. (19)
10.31	International Franchise Agreement of Hertz Equipment Rental System dated March 21, 2013 by and between Hertz equipment Rental Corporation and Mongolia Equipment Rental Corporation. (20)
14.1	Code of Ethics
16.1	Letter from Moore and Associates, Chartered, dated August 11, 2009 to the Commission regarding statements included in Form 8-K for August 7, 2009.
*21.1	Subsidiaries of Registrant
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

(10) Incorporated by reference to the Company's Current Report on Form 8-K for February 9, 2010 filed with the Commission on February 12, 2010.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K for April 1, 2010, filed with the Commission on April 7, 2010.

(12) Incorporated by reference to the Company’s Aamended Current Report on Form 8-K for April 1, 2010, filed with the Commission on July 20, 2010.

(13) Incorporated by reference to the Company’s Amended Current Report ofn form 8-K for April 1, 2010, filed with the Commission on June 20, 2010.

(14) Incorporated by reference to the Company’s Curret Report on Form 8-K for April 2, 2010, filed with the commission on May 25, 2012.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K for December 1, 2012, filed with the Commission on December 1, 2012.

(16) Incorporated by reference to the Company’s Current Report on Form 8-k for January 1, 2012, filed with the Commission on January 18, 2012.

(17) Incorporated by reference to the Company’s Current Report on Form 8-k for January 24, 2013, filed with the Commission on January 29, 2013

(18) Incorporated by reference to the Company’s Current Report on Form 8-K for January 11, 2013, filed with the Commission on February 4, 2013.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K for February 1, 2013, filed with the Commission on February 27, 2013

(20) Incorporated by reference to the Company’s Current Report of Form 8-K for March 18, 2013 filed with the Commission on March 25, 2013.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidation Services, Inc.

Dated: April 30, 2013		/s/ Gary D. Kucher
	By:	Gary D. Kucher
	Its:	Chief Executive Officer, Principal Executive Officer, Director

Dated: April 30, 2013		/s/ Richard S. Polep
	By:	Richard S. Polep
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2013		/s/ Gary D. Kucher
	By:	Gary D. Kucher
	Its:	Chief Executive Officer, Director

Dated: April 30, 2013		/s/ Richard S. Polep
	By:	Richard S. Polep
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Dated: April 30, 2013		/s/ E. Michael Ussery
	By:	E. Michael Ussery
	Its:	Chairman of the Board

Dated: April 30, 2013		/s/Roy Tashi, OAM
	By: Its:	Roy Tashi, OAM Director