Form 10-Q
period 2013-03-31
Consolidation Services, Inc.
filed 2013-05-14
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2013
Common stock, $0.001 par value	14,767,553

CONSOLIDATION SERVICES, INC.

INDEX TO FORM 10-Q FILING

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS:
CURRENT ASSETS
Cash	$6,935	$12,597
Accounts receivable	13,255	10,831
Prepaid expenses	24,513	31,412
Total current assets	44,703	54,840

PROPERTY AND EQUIPMENT:
Oil and gas properties subject to amortization, net	289,098	290,807
Oil and gas properties not subject to amortization, net of $868,828 impairment	-	-
Support equipment, net	60,250	60,877
	349,348	351,684

Licensing agreement	45,000	-
TOTAL ASSETS	439,051	406,524

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	518,582	473,369
Accounts payable - related parties	442,707	388,327
Accrued expenses	13,352	22,020
Common stock payable - related party	-	32,000
Notes payable - shareholder	567,198	463,198
Accrued interest - shareholder	28,407	20,809
Total current liabilities	1,570,246	1,399,723

Asset retirement obligations	5,435	4,384
TOTAL LIABILITIES	1,575,681	1,404,107

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 20,000,000 shares authorized;
none issued and outstanding	-	-

Common stock, $.001 par value, 200,000,000 shares authorized;
14,767,553 and 12,567,553 issued and outstanding as of March 31, 2013
and December 31, 2012, respectively	14,768	12,568
Additional paid-in capital	9,565,008	9,391,208
Accumulated deficit	(10,716,406)	(10,401,359)
Total stockholders' deficit	(1,136,630)	(997,583)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$439,051	$406,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended,
	March 31,
	2013	2012

OIL AND GAS REVENUES	$24,395	$52,768

COSTS AND OPERATING EXPENSES:
Lease operating expenses	30,969	50,963
Depreciation, depletion, amortization and accretion	3,387	6,434
General and administrative	297,124	143,128
Total costs and operating expenses	331,480	200,525
OPERATING LOSS	(307,085)	(147,757)

INTEREST EXPENSE	7,962	2,397

NET LOSS	(315,047)	(150,154)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	14,359,025	12,516,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315,047)	$(150,154)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	2,336	2,504
Accretion of asset retirement obligations	1,051	3,930
Stock compensation	144,000	-
Changes in operating assets and liabilities:
Prepaid expenses	6,899	-
Accounts receivable	(2,424)	(100)
Accounts payable and accrued expenses	36,545	19,778
Accounts payable - related parties	54,380	50,000
Accrued interest - shareholder	7,598	-
Net cash used in operating activities	(64,662)	(74,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for licensing agreement	(45,000)	-
Net cash used in investing activities	(45,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - shareholder	104,000	77,500
Net cash provided by financing activities	104,000	77,500

INCREASE (DECREASE) IN CASH	(5,662)	3,458
CASH, BEGINNING OF PERIOD	12,597	668
CASH, END OF PERIOD	$6,935	$4,126

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTON OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012, included within its Form 10-K, as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2013, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

Long-lived assets that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.

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

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because due to the Company having a net loss (attributable to its common shareholders). Accordingly, the effects of including any additional common stock equivalents would be anti-dilutive.  There were no potentially dilutive financial instruments outstanding at March 31, 2013 and 2012.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including a net loss for the three months ended March 31, 2013 of $315,047.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - OIL AND GAS PROPERTIES AND ACQUISITIONS

During the three months ended March 31, 2013, the Company did not purchase or dispose of any oil and gas properties.

Activity of net oil and gas properties for the three months ended March 31, 2013 were:

Beginning balance January 1, 2013	290,807
Depletion, depreciation and change in asset retirement cost estimate	(1,709)
Ending balance March 31, 2013	$289,098

Net oil and gas properties by classification were:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Proved oil and gas properties	$357,693	$774,222
Unproved oil and gas properties	-	868,828
Asset retirement asset	3,432	3,432
Accumulated depreciation, depletion and impairment	(72,027)	(1,355,675)
Total oil and gas assets	$289,098	$290,807

During the three months ended March 31, 2013 there was no impairment of its proved oil and gas properties.  As of March 31, 2013 and December 31, 2012, the Company had fully impaired its unproved oil and gas properties.

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities.  The equipment is depreciated over the useful life of the underlying oil and gas property.  The following table details the change in supporting facilities and equipment for the three months ended March 31, 2013:

Ending balance as of December 31, 2012	60,877
Depreciation	(627)
Ending balance as of March 31, 2013	$60,250

NOTE 5- LICENSING AGREEMENT

On March 21, 2013, the Company through its wholly owned subsidiary, Mongolia Equipment Rental Corporation, a Delaware corporation (the “Franchisee”) entered into an International Franchise Agreement (the “Franchise Agreement”) with Hertz Equipment Rental Corporation and Hertz Equipment Rental System (collectively “Franchisor”).

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

In consideration for the license provided under the Franchise Agreement, during the three months ended March 31, 2013, the Franchisee paid Franchisor an initial fee of $45,000 and also will (i) pay a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per year; and (ii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. In addition Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable

During the three months ended March 31, 2013 and 2012, we entered into notes payable agreements with a shareholder totaling $104,000 and $77,500, respectively.  As of March 31, 2013 and December 31, 2012, amounts due to related party were $567,198 and $463,198, respectively.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rate of 6% - 7.5% per annum.

The Company recorded $7,598 and $2,397 of interest expense related to these notes payable during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012 the Company owed $28,407 and $20,809, respectively, of interest to the shareholder.

Accounts payable - Related Parties

Accounts payable to related parties represent expenses that have been separately stated from trade accounts payable that are owed to our executives and shareholders of the Company. These payables are due upon demand and do not bear interest. At March 31, 2013 and December 31, 2012, amounts due to related parties were $442,707 and $388,327, respectively.

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

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

Three months Ended March 31, 2013
Asset retirement obligation at beginning of the period	$4,384
Additions	-
Accretion expense	1,051
Asset retirement obligation at end of the period	$5,435

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Chief Executive Officer Employment Agreement

The Company has an employment agreement with its Chief Executive Officer (the “Executive’)  (the “Employment Agreement”) that expires on July 1, 2016 and shall automatically renew on an annual basis unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement provides for:

i.  A monthly salary of $25,000 per month subject to an annual increase of not less than the Consumer Price Index.

ii.  A cash bonus of 25% of his annual base salary each year in the event the Company reaches certain milestones as defined in the Employment Agreement.

iii.  The issuance of options (the Employment Agreement refers to them as warrants) on each anniversary date of the Employment Agreement, with a five-year exercise period, to purchase 1% of the then issued and outstanding shares of the Company exercisable at a price equal to the trailing six-month average share trading price prior to grant date.

iv.  An automobile and medical allowance of $3,060 per month in the aggregate.

v.  In the event the Executive's employment is terminated without cause he will receive 12 months of severance pay and all warrants for the following year will be immediately granted.

The Executive has waived his right to receive previously unissued options since entering into the Employment Agreement, however, the Company is obligated to issue the Executive options on each future anniversary date in accordance with the Employment Agreement, beginning on July 1, 2013.

Consulting Agreements

On December 1, 2012, the Company entered into a one year consulting agreement (the “COO Consulting Agreement”) with Carl Casareto to serve as the Company’s Chief Operations Officer (“COO”).   In consideration of the services he provides, the Company has agreed to pay the COO $7,000 per month (“Base Compensation”).  In addition to the Base Compensation, the Company has agreed to pay the COO a bonus of 25% of the COO’s annual Base Compensation in the event the Company reaches certain milestones as defined in the COO Consulting Agreement.  On January 11, 2013, the Company granted the COO 200,000 shares of the Company’s common stock.  During the three months ended March 31, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

During, January 2013, the Company entered into a one year consulting agreement with Richard S. Polep to serve as the Company’s Chief Financial Officer (“CFO”).  In consideration of the services the CFO provided by serving as CFO of the Company from August 8, 2011 until December 31, 2012, the Company granted the CFO 400,000 shares of the Company’s common stock.  In consideration for the services the CFO provides for 2013, the Company granted the CFO an additional 400,000 shares of the Company’s common stock. The Company recorded stock compensation expense of $64,000 based on the trading price of the stock on the grant date of $0.08 per share, of which $32,000 had been accrued and was expensed in 2012, and $32,000 was recorded as expense during the three months ended March 31, 2013.

During January 2013, the Company entered into a one year consulting agreement with Brady Strahl to serve as the Company’s President.  In consideration for services, the Company granted the President 200,000 shares of the Company’s common stock.  During the three months ended March 31, 2013, the Company recorded stock compensation expense of $24,000 based on the trading price of the stock on the grant date of $0.08 per share.

During January 2013, the Company entered into a one year consulting agreement with Sean Kirwan to serve as the Company’s Vice President and In-house counsel.  In consideration for the services, the Company granted 200,000 shares of the Company’s common stock. During the three months ended March 31, 2013, the Company recorded stock compensation expense of $24,000 based on the trading price of the stock on the grant date of $0.08 per share.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

On November 29, 2012, the Board of Directors approved a 1-for-4 reverse split of the Company’s common stock. The reverse stock split was effective on December 28, 2012, before trading began on December 31, 2012. No fractional shares were issued. Stockholders who would otherwise hold a fractional share will receive a cash payment in lieu of such fractional share. All shares and per share amounts in the consolidated financial Statements and notes to the consolidated statements, have been retroactively adjusted for all periods presented to reflect the reverse stock split.

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 14,767,553 and 12,567,553 common shares were issued and outstanding as of  March 31, 2013 and December 31, 2012, respectively.

On January 11, 2013, the Board of Directors granted 200,000 shares of the Company’s common stock to each member of the Board as compensation for serving as a member of the Board until the Company’s 2014 Annual Shareholder’s Meeting. A total of 800,000 shares of common stock were issued. As of the grant date, shares of the Company’s common stock were quoted at $0.08 per share.  The Company recorded $64,000 of stock compensation expense during the three months ended March 31, 2013 in connection with the issuance of these shares.

During the three months ended March 31, 2013, the Company issued 1,400,000 shares of common stock for services to employees, of which 400,000 shares were earned in 2012 and recorded as a $32,000 common stock payable as of December 31, 2012 and the remaining 1,000,000 shares of common stock were granted during 2013.  The Company recorded stock compensation of $80,000 during the three months ended March 31, 2013 in connection with the grant of these 1,000,000 shares of common stock based on the fair value of the common stock on the grant dates.

No shares of common stock were issued during the three months ended March 31, 2012.

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

NOTE 10 - SUBSEQUENT EVENTS

From the period of April 1, 2013 through April 21, 2013, the Company entered into additional notes payable with a shareholder totaling $39,000.  All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

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

Supplemental Oil and Gas Information - Comparisons of the three months ended March 31, 2013 and 2012

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended March 31,
	2013	2012
Production
Oil (Bbls)	313	660
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	313	660

Average Prices
Oil ($/Bbl)	$77.94	$92.16
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$98.94	$68.23

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended March 31, 2013 were $24,395 as compared to $52,768 for 2012.  Our revenues are from the sale of our oil and gas production.  During the three months ended March 31, 2013 we produced approximately 313 barrels and received an average price per barrel of $77.94 while during 2012 we produced 660 barrels and received an average price per barrel of $92.16.

Our operating expenses for production activities for the three months ended March 31, 2013 and 2012 were $34,356 (comprised of $30,969 of lease operating expenses and $3,387 of depreciation, depletion and amortization) and $57,397 (comprised of $50,963 of lease operating expenses and $6,434 of depreciation, depletion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during 2013 from the decrease in oil production.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2012.

Our general and administrative expenses for the three months ended March 31, 2013 and 2012 were $297,124 and $143,128, respectively.  The increase is primarily attributable to the increase in legal fees of approximately $21,626 incurred in 2013 and increase in compensation of new management personnel of approximately $101,000.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2013 was $64,662 as compared to $74,042 for the three months ended March 31, 2012.   The increase in cash flows used in operations was primarily attributable to the favorable changes in operating assets and liabilities, primarily related to increases in accounts payable, in 2013 as compared to 2012.

Our cash used in investing activities for the three months ended March 31, 2013 was $45,000 as compared to $0 for 2012.  The increase in investing activities was due to the purchase of the Hertz licensing agreement during the three months ended March 31, 2013.

Our cash provided by financing activities for the three months ended March 31, 2013 was $104,000 as compared to $77,500 for 2012.  The increase in financing activities was due to the proceeds from notes payables from a shareholder.

During the three months ended March 31, 2013, we entered into notes payable with a shareholder:  The total of all notes payable due to the shareholder is $567,198 at March 31, 2013.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

From the period of April 1, 2013 through April 21, 2013, the Company entered into additional notes payable with a shareholder totaling $39,000.  All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $315,047 and $150,154 for the three months ended March 31, 2013 and 2012, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company had a loss from operations for the three months ended March 31, 2013.   Further, the Company had inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange

Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

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

Our internal controls over financial reporting were not effective due to:

•

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources caused the Company to be unable to file the required 2012 financial statements by the extended reporting deadline of April 15, 2013.

•

Also, the Company improperly accounted for the valuation of certain of its oil and gas properties with respect to the December 31, 2012 financials, which resulted in material audit adjustments.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There were no material changes during our three months ended March 31, 2013 from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The Company granted officers and directors 2,200,000 restricted shares of Common Stock of the Company.  The fair value of the shares on the grant date was $192,000.The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended March 31, 2013.

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
10.19

Schedules and Exhibits to Asset Purchase Agreement dated April 1, 2010 by and between the Company and Energy Production Revenue Fund, LLP which are substantially the same forms for each of the other 11 oil gas partnerships. (11)

10.20

Attached hereto are the audited financial statements of Leland Kentucky Holdings, Inc. Managed Partnerships Combined Financial Statements of the oil and gas properties purchased from 12 partnerships noted in Item 2.1 for the year ended December 31, 2009 and for the three months ended April 1, 2010, together with the Report of Independent Registered Public Accounting Firm of S. E. Clark & Company, PC concerning the audited statements and related notes. (13)

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

Registrant Date: May 14, 2013	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 14, 2013	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)