Form 10-Q
period 2013-06-30
Consolidation Services, Inc.
filed 2013-08-14
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2013
Common stock, $0.001 par value	14,767,553

CONSOLIDATION SERVICES, INC.

INDEX TO FORM 10-Q FILING

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$18,595	$12,597
Accounts receivable	5,015	10,831
Prepaid expenses	12,697	31,412
Total current assets	36,307	54,840

PROPERTY AND EQUIPMENT:
Oil and gas properties subject to amortization, net	288,665	290,807
Oil and gas properties not subject to amortization, net of $868,828 impairment	-	-
Support equipment, net	59,623	60,877
Net property and equipment	348,288	351,684
Licensing agreement	45,000	-
TOTAL ASSETS	429,595	406,524

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	576,906	473,369
Accounts payable - related party	499,970	388,327
Accrued expenses	4,684	22,020
Common stock payable - related party	-	32,000
Accrued interest - shareholder	37,709	20,809
Notes payable - shareholder	650,198	463,198
Total current liabilities	1,769,467	1,399,723

Asset retirement obligations	5,735	4,384
TOTAL LIABILITIES	1,775,202	1,404,107

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 14,767,553 and 12,567,553 issued and
outstanding as of June 30, 2013 and December 31, 2012, respectively	14,768	12,568
Additional paid-in capital	9,565,008	9,391,208
Accumulated deficit	(10,925,383)	(10,401,359)
Total stockholders' deficit	(1,345,607)	(997,583)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$429,595	$406,524

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2013	2012	2013	2012

OIL AND GAS REVENUES	$ 34,075	$22,494	$58,470	$75,261

COSTS AND OPERATING EXPENSES:
Lease operating expenses	32,888	38,995	63,857	89,958
Depreciation, depletion, amortization and accretion	1,360	2,257	4,747	8,691
General and administrative	199,229	174,692	496,353	317,822
Total costs and operating expenses	233,477	215,944	564,957	416,471
OPERATING LOSS	(199,402)	(193,450)	(506,487)	(341,210)

INTEREST EXPENSE	9,575	3,478	17,537	5,875

NET LOSS	$(208,977)	$(196,928)	$(524,024)	$(347,085)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	14,767,553	12,485,716	14,657,553	12,485,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(524,024)	$(347,085)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	3,396	4,218
Accretion of asset retirement obligations	1,351	4,473
Stock compensation	144,000	7,000
Changes in operating assets and liabilities:
Prepaid assets	18,715	-
Accounts receivable	5,816	7,062
Accounts payable and accrued expenses	86,201	95,615
Accounts payable and accrued expenses - related party	111,643	-
Accrued interest - shareholder	16,900	95,000
Net cash used in operating activities	(136,002)	(133,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for licensing agreement	(45,000)	-
Net cash used in investing activities	(45,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - shareholder	187,000	154,230
Net cash provided by financing activities	187,000	154,230

INCREASE IN CASH	5,998	20,513
CASH, BEGINNING OF PERIOD	12,597	668
CASH, END OF PERIOD	$18,595	$21,181

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued for stock payable	$-	$5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012, included within its Form 10-K, as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because due to the Company having a net loss (attributable to its common shareholders). Accordingly, the effects of including any additional common stock equivalents would be anti-dilutive.  There were no potentially dilutive financial instruments outstanding at June 30, 2013 and 2012.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including a net loss for the six months ended June 30, 2013 of $524,024.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - OIL AND GAS PROPERTIES

During the six months ended June 30, 2013, the Company did not purchase or dispose of any oil and gas properties.

Activity of net oil and gas properties for the six months ended June 30, 2013 were:

Beginning balance January 1, 2013	290,807
Depletion, depreciation and change in asset retirement cost estimate	(2,142)
Ending balance June 30, 2013	$288,665

Net oil and gas properties by classification were:

	As of June 30, 2013	As of December 31, 2012
Proved oil and gas properties	$357,693	$774,222
Unproved oil and gas properties	-	868,828
Asset retirement asset	3,432	3,432
Accumulated depreciation, depletion and impairment	(72,460)	(1,355,675)
Total oil and gas assets	$288,665	$290,807

During the six months ended June 30, 2013 there was no impairment of its proved oil and gas properties.  As of June 30, 2013 and December 31, 2012, the Company had fully impaired its unproved oil and gas properties.

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities.  The equipment is depreciated over the useful life of the underlying oil and gas property.  The following table details the change in supporting facilities and equipment for the six months ended June 30, 2013:

Ending balance as of December 31, 2012	60,877
Depreciation	(1,254)
Ending balance as of June 30, 2013	$59,623

NOTE 4 - LICENSING AGREEMENT

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

In consideration for the license provided under the Franchise Agreement, during the six months ended June 30, 2013, the Franchisee paid Franchisor an initial fee of $45,000 and also will (i) pay a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per year; and (ii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. In addition, Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable

During the six months ended June 30, 2013 and 2012, we entered into notes payable agreements with a shareholder totaling $187,000 and $154,230, respectively.  As of  June 30, 2013 and December 31, 2012, notes payable to related party were $650,198 and $463,198, respectively.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates ranging from 6% - 7.5% per annum.

The Company recorded $17,537 and $5,875 of interest expense related to these notes payable during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company owed $37,709 and $20,809, respectively, of interest to the shareholder.

Accounts payable and accrued expenses – Related Parties

Accounts payable and accrued expenses to related parties represent expenses that are owed to the CEO of the Company. These payables are due upon demand and do not bear interest. At June 30, 2013 and December 31, 2012, amounts due to related parties were $497,086 and $388,327, respectively.

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

Six months ended June 30, 2013
Asset retirement obligation at beginning of the period	$4,384
Additions	-
Accretion	1,351
Asset retirement obligation at end of the period	$5,735

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The Executive has waived his right to receive previously unissued options since entering into the Employment Agreement, however, the Company is obligated to issue the Executive options on each future anniversary date in accordance with the Employment Agreement, beginning on July 1, 2013. On July 1, 2013, the Company issued a warrant to the Executive to purchase 147,676 shares of common stock at an exercise price per share of $0.30.

Consulting Agreements

On December 1, 2012, the Company entered into a one year consulting agreement (the “COO Consulting Agreement”) with Carl Casareto to serve as the Company’s Chief Operations Officer (“COO”).   In consideration of the services he provides, the Company has agreed to pay the COO $7,000 per month (“Base Compensation”).  In addition to the Base Compensation, the Company has agreed to pay the COO a bonus of 25% of the COO’s annual Base Compensation in the event the Company reaches certain milestones as defined in the COO Consulting Agreement.  On January 11, 2013, the Company granted the COO 200,000 shares of the Company’s common stock.  During the six months ended  June 30, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

During January 2013, the Company entered into a one year consulting agreement with Richard S. Polep to serve as the Company’s Chief Financial Officer (“CFO”).  In consideration of the services the CFO provided by serving as CFO of the Company from August 8, 2011 until December 31, 2012, the Company granted the CFO 400,000 shares of the Company’s common stock.  In consideration for the services the CFO provides for 2013, the Company granted the CFO an additional 400,000 shares of the Company’s common stock. The Company recorded stock compensation expense of $64,000 based on the trading price of the stock on the grant date of $0.08 per share, of which $32,000 had been accrued and was expensed in 2012, and $32,000 was recorded as an expense during the six months ended June 30, 2013.

During January 2013, the Company entered into a one year consulting agreement with Brady Strahl to serve as the Company’s President.  In consideration for services, the Company granted the President 200,000 shares of the Company’s common stock.  During the six months ended June 30, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

During January 2013, the Company entered into a one year consulting agreement with Sean Kirwan to serve as the Company’s Vice President and In-house counsel.  In consideration for the services, the Company granted 200,000 shares of the Company’s common stock. During the six months ended June 30, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 14,767,553 and 12,567,553 common shares were issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

On January 11, 2013, the Board of Directors granted 200,000 shares of the Company’s common stock to each member of the Board as compensation for serving as a member of the Board until the Company’s 2014 Annual Shareholder’s Meeting. A total of 800,000 shares of common stock were issued. As of the grant date, shares of the Company’s common stock were quoted at $0.08 per share.  The Company recorded $64,000 of stock compensation expense during the six months ended June 30, 2013 in connection with the issuance of these shares.

During the six months ended June 30, 2013, the Company issued 1,400,000 shares of common stock for services to employees, of which 400,000 shares were earned in 2012 and recorded as a $32,000 common stock payable as of December 31, 2012 and the remaining 1,000,000 shares of common stock were granted during 2013.  The Company recorded stock compensation expense of $80,000 during the six months ended June 30, 2013 in connection with the grant of these 1,000,000 shares of common stock based on the fair value of the common stock on the grant dates.

During the six months ended June 30, 2012, the Company issued 250,000 common shares with an aggregate fair value of approximately $12,000 in exchange for services.

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

NOTE 9 - SUBSEQUENT EVENTS

From the period of July 1, 2013 through August 1, 2013, the Company entered into additional notes payable with a shareholder totaling $25,000.  All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

On July 1, 2013, the Company issued its Chief Executive Officer options to purchase 146,676 shares of common stock of the Company at a price of $0.30 per share in accordance with his Employment Agreement. The stock price on the grant date was $0.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.88%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the fair value of these options on the grant date was $75,241 and the intrinsic value was $30,802.

Effective August 1 2013, the Company entered into a one year consulting agreement with Michael Telford to serve as an Executive Vice President (the “EVP”) of the Company. The EVP has been retained to serve the Company for up to 20 hours per week.   In consideration for the services, the Company has agreed to grant 200,000 shares of the Company’s common stock to the EVP.  As of the grant date, shares of the Company’s common stock were quoted at $0.51 per share.  The Company will record $102,000 of stock compensation expense in connection with the issuance of these shares.

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

Supplemental Oil and Gas Information - Comparisons of the three months ended June 30, 2013 and 2012

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended June 30,
	2013	2012
Production
Oil (Bbls)	353	246
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	353	246

Average Prices
Oil ($/Bbl)	$89.29	$91.81
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$93.43	$166.16

Results of Operations-For the Three Months ended June 30, 2013 and 2012

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended June 30, 2013 were $34,075 as compared to $22,494 for 2012.  Our revenues are from the sale of our oil and gas production.  During the three months ended June 30, 2013 we produced approximately 353 barrels and received an average price per barrel of $89.29 while during 2012 we produced 246 barrels and received an average price per barrel of $91.81.

Our operating expenses for production activities for the three months ended June 30, 2013 and 2012 were $34,248 (comprised of $32,888 of lease operating expenses and $1,360 of depreciation, depletion and amortization) and $41,252 (comprised of $38,995 of lease operating expenses and $2,257 of depreciation, depletion and amortization), respectively. Our primary operation is the production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decreased work-over costs incurred during the three months ended June 30, 2013.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2012.

Our general and administrative expenses for the three months ended June 30, 2013 and 2012 were $ 199,229 and $174,692, respectively.  The increase of $25,000 is primarily attributable to the increase in executive compensation expense.

Supplemental Oil and Gas Information - Comparisons of the Six Months ended June 30, 2013 and 2012

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Six months ended June 30,
	2013	2012
Production
Oil (Bbls)	619	777
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	619	777

Average Prices
Oil ($/Bbl)	$85.88	$96.86
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$103.16	$121.20

Results of Operations-For the Six Months Ended June 30, 2013 and 2012

We use the successful efforts method of accounting for oil and gas operations.  Presently, we are producing oil from our Kentucky properties.

Our revenues for the six months ended June 30, 2013 were $58,470 as compared to $75,261 for 2012.  Our revenues are from the sale of our oil and gas production.  During the six months ended June 30, 2013 we produced approximately 619 barrels and received an average price per barrel of $85.88 while during 2012 we produced 777 barrels and received an average price per barrel of $96.86.

Our operating expenses for production activities for the six months ended June 30, 2013 and 2012 were $68,604 (comprised of $63,857 of lease operating expenses and $4,747 of depreciation, depletion and amortization) and $98,649 (comprised of $89,958 of lease operating expenses and $8,691 of depreciation, depletion and amortization), respectively. Our primary operation is the production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during 2013 from the decrease in oil production.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2012.

Our general and administrative expenses for the six months ended June 30, 2013 and 2012 were $496,353 and $317,822, respectively.  The increase is primarily attributable to the increase in executive compensation expense of our CEO and COO of approximately $192,000 and a decrease of legal fees of approximately $16,000.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2013 was $136,002 as compared to $133,717 for the six months ended June 30, 2012.   The increase in cash flows used in operations was primarily attributable to the unfavorable changes in operating assets and liabilities, primarily related to increases in accounts payable, in 2013 as compared to 2012.

Our cash used in investing activities for the six months ended June 30, 2013 was $45,000 as compared to $0 for 2012.  The increase in investing activities was due to the purchase of the Hertz licensing agreement during the six months ended June 30, 2013.

Our cash provided by financing activities for the six months ended June 30, 2013 was $187,000 as compared to $154,230 for 2012.  The increase in financing activities was due to the proceeds from notes payable with a shareholder.

During the six months ended June 30, 2013, we entered into notes payable with a shareholder:  The total of all notes payable due to the shareholder is $650,198 at June 30, 2013.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates ranging from 6% - 7.5% per annum.

From the period of July 1, 2013 through August 1, 2013, the Company entered into additional notes payable with a shareholder totaling $25,000.  All of the notes are due on demand, have no periodic payment terms and bear interest at 6% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $524,024 and $347,085 for the six months ended June 30, 2013 and 2012, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company had a loss from operations for the six months ended June 30, 2013.   Further, the Company had inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is pursuing additional funds through loans and additional sales of its common stock.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves. Although the Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.  We have limited cash and cash equivalents and rely on investment from shareholders and other financing.  We have relied upon advances from a shareholder to fund operating expenses.  We need approximately $75,000 per month to fund operating expenses and professional fees of the Company.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and proxy statements that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov. Company information is also available at: www.cnsv.info.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There were no material changes during our six months ended June 30, 2013 from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The Company granted officers and directors 2,200,000 restricted shares of Common Stock of the Company.  The fair value of the shares on the grant date was $176,000.The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended June 30, 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

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

(10) Incorporated by reference to the Company's Current Report on Form 8-K for February 9, 2010 filed with the Commission on February 12, 2010.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K for April 1, 2010, filed with the Commission on April 7, 2010.

(12) Incorporated by reference to the Company’s Amended Current Report on Form 8-K for April 1, 2010, filed with the Commission on July 20, 2010.

(13) Incorporated by reference to the Company’s Amended Current Report on form 8-K for April 1, 2010, filed with the Commission on June 20, 2010.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K for April 2, 2010, filed with the commission on May 25, 2012.

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

Registrant Date: August 14, 2013	Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 14, 2013	Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)