Form 10-Q
period 2013-09-30
Consolidation Services, Inc.
filed 2013-11-14
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 0-54230

 CONSOLIDATION SERVICES, INC.

(Name of small business issuer as specified in its charter)

Delaware	20-8317863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Avenue, Suite 800, Las Vegas, NV  89102

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes  [  ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2013
Common stock, $0.001 par value	14,967,553

CONSOLIDATION SERVICES, INC.

INDEX TO FORM 10-Q FILING

CERTIFICATIONS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$8,584	$12,597
Accounts receivable	16,091	10,831
Prepaid expenses	3,262	31,412
Total current assets	27,937	54,840

PROPERTY AND EQUIPMENT:
Oil and gas properties subject to amortization, net	288,175	290,807
Oil and gas properties not subject to amortization, net of $868,828 impairment	-	-
Support equipment, net	58,995	60,877

Licensing agreement, net	43,875	-
TOTAL ASSETS	418,982	406,524

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	579,532	473,369
Accounts payable - related party	550,465	388,327
Accrued expenses	-	22,020
Common stock payable - related party	-	32,000
Accrued interest - shareholder	48,229	20,809
Stock payable	102,000	-
Notes payable - shareholder	728,198	463,198
Total current liabilities	2,008,424	1,399,723

Asset retirement obligations	5,942	4,384
TOTAL LIABILITIES	2,014,366	1,404,107

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 14,767,553 and 12,567,553 issued and
outstanding as of September 30, 2013 and December 31, 2012, respectively	14,768	12,568
Additional paid-in capital	9,640,250	9,391,208
Accumulated deficit	(11,250,402)	(10,401,359)
Total stockholders' deficit	(1,595,384)	(997,583)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$418,982	$406,524

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

OIL AND GAS REVENUES	$34,202	$24,870	$92,672	$100,131

COSTS AND OPERATING EXPENSES:
Lease operating expenses	33,847	35,005	97,704	124,963
Depreciation, depletion, amortization and accretion	2,450	2,312	7,197	11,002
General and administrative	312,018	168,908	808,371	486,732
Total costs and operating expenses	348,315	206,226	913,272	622,697
OPERATING LOSS	(314,113)	(181,356)	(820,600)	(522,566)

INTEREST EXPENSE	10,906	4,985	28,443	10,860

NET LOSS	$(325,019)	$(186,341)	$(849,043)	$(533,426)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	14,767,553	12,542,322	14,767,553	12,521,718

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(849,043)	$(533,426)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	5,639	5,974
Accretion of asset retirement obligations	1,558	5,028
Stock-based compensation	321,241	12,000
Changes in operating assets and liabilities:
Prepaid expenses	28,150	-
Accounts receivable	(5,260)	10,757
Accounts payable and accrued expenses	84,144	116,903
Accounts payable and accrued expenses - related party	162,138	136,597
Accrued interest - shareholder	27,420
Net cash used in operating activities	(224,013)	(246,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for licensing agreement	(45,000)	-
Net cash used in investing activities	(45,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - shareholder	265,000	257,198
Net cash provided by financing activities	265,000	257,198

(DECREASE) INCREASE IN CASH	(4,013)	11,031
CASH, BEGINNING OF PERIOD	12,597	668
CASH, END OF PERIOD	$8,584	$11,699

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued for stock payable	$-	$5,000

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

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012, included within its Form 10-K, as filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of Consolidation Services, Inc. and its subsidiaries, Vector Energy Services, Inc., CSI Energy, Inc., CSI Resource, Inc., all of which are presently not operating subsidiaries. On January 28, 2013, the Company formed Mongolia Equipment Rental Corporation, a wholly owned subsidiary which is presently not an operating subsidiary. On January 31, 2013, the Company formed Hydrocarbons Holdings, Inc., a wholly subsidiary, which became an operating subsidiary on February 28, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2013, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

Earnings (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.  At September 30, 2013, the Company excluded 147,676 options to purchase common stock from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and notes payable from related party approximate fair value due to their short-term nature.

Recent Accounting Pronouncements

No other accounting standards or interpretations issued recently are expected to a have a material consequence on the Company’s consolidated financial position, operations or cash flows.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure consideration.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including a net loss for the nine months ended September 30, 2013 of $849,043.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - OIL AND GAS PROPERTIES

During the nine months ended September 30, 2013, the Company did not purchase or dispose of any oil and gas properties.

Activity of net oil and gas properties for the nine months ended September 30, 2013 were:

Beginning balance January 1, 2013	$290,807
Depletion, depreciation and change in asset retirement cost estimate	(2,632)
Ending balance September 30, 2013	$288,175

Net oil and gas properties by classification were:

	As of September 30, 2013	As of December 31, 2012
Proved oil and gas properties	$357,693	$774,222
Unproved oil and gas properties	-	868,828
Asset retirement asset	3,432	3,432
Accumulated depreciation, depletion and impairment	(72,950)	(1,355,675)
Total oil and gas assets	$288,175	$290,807

During the nine months ended September 30, 2013 there was no impairment of its proved oil and gas properties.  As of September 30, 2013 and December 31, 2012, the Company had fully impaired its unproved oil and gas properties.

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities.  The equipment is depreciated over the useful life of the underlying oil and gas property.  The following table details the change in supporting facilities and equipment for the nine months ended September 30, 2013:

Beginning balance on January 1, 2013	60,877
Depreciation	(1,882)
Ending balance as of September 30, 2013	$58,995

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

The license granted to Franchisee under the Franchise Agreement commenced on July 1, 2013 and continues for a period of ten (10) years, unless renewed or sooner terminated.  The Franchisee shall have the option to renew the license for two (2) successive five (5) year terms, subject to the terms of the then current Hertz Equipment Rental System International Franchise Agreement, and provided such terms shall preserve Franchisee’s right to renew for an additional two successive five year periods and will not require the payment of an initial fee by Franchisee and the Franchisee is not in default of the Franchise Agreement.

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

In consideration for the license provided under the Franchise Agreement, during the nine months ended September 30, 2013, the Franchisee paid Franchisor an initial fee of $45,000 and also will (i) pay a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per year; and (ii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. In addition, Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

During the nine months ended September 30, 2013, the Company recorded $1,125 of amortization expense of their initial franchise fee.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable

During the nine months ended September 30, 2013 and 2012, we entered into notes payable agreements with a shareholder totaling $265,000 and $257,198, respectively.  As of September 30, 2013 and December 31, 2012, total notes payable to related party were $728,198 and $463,198, respectively.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates ranging from 6% - 7.5% per annum.

The Company recorded $28,443 and $10,860 of interest expense related to these notes payable during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company owed $48,229 and $20,809, respectively, of interest to the shareholder.

Accounts payable and accrued expenses – Related Parties

Accounts payable and accrued expenses to related parties represent expenses that are owed to the CEO of the Company. These payables are due upon demand and do not bear interest. At September 30, 2013 and December 31, 2012, amounts due to related parties were $550,465 and $388,327, respectively.

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

Nine months ended September 30, 2013
Asset retirement obligation at beginning of the period	$4,384
Additions	-
Accretion	1,558
Asset retirement obligation at end of the period	$5,942

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

The Executive has waived his right to receive previously unissued options since entering into the Employment Agreement. However, the Company is obligated to issue the Executive options on each future anniversary date in accordance with the Employment Agreement, beginning on July 1, 2013. On July 1, 2013, the Company issued stock options to the Executive to purchase 147,676 shares of common stock at an exercise price per share of $0.30.

Consulting Agreements

On December 1, 2012, the Company entered into a one-year consulting agreement (the “COO Consulting Agreement”) with Carl Casareto to serve as the Company’s Chief Operations Officer (“COO”).   In consideration of the services he provides, the Company has agreed to pay the COO $7,000 per month (“Base Compensation”).  In addition to the Base Compensation, the Company has agreed to pay the COO a bonus of 25% of the COO’s annual Base Compensation in the event the Company reaches certain milestones as defined in the COO Consulting Agreement.  On January 11, 2013, the Company granted the COO 200,000 shares of the Company’s common stock.  During the nine months ended September 30, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

During January 2013, the Company entered into a one-year consulting agreement with Richard S. Polep to serve as the Company’s Chief Financial Officer (“CFO”).  In consideration of the services the CFO provided by serving as CFO of the Company from August 8, 2011 until December 31, 2012, the Company granted the CFO 400,000 shares of the Company’s common stock.  In consideration for the services the CFO provides for 2013, the Company granted the CFO an additional 400,000 shares of the Company’s common stock. The Company recorded stock compensation expense of $64,000 based on the trading price of the stock on the grant date of $0.08 per share, of which $32,000 had been accrued and was expensed in 2012, and $32,000 was recorded as an expense during the nine months ended September 30, 2013.

During January 2013, the Company entered into a one-year consulting agreement with Brady Strahl to serve as the Company’s President.  In consideration for services, the Company granted the President 200,000 shares of the Company’s common stock.  During the nine months ended September 30, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

During January 2013, the Company entered into a one-year consulting agreement with Sean Kirwan to serve as the Company’s Vice President and In-house counsel.  In consideration for the services, the Company granted 200,000 shares of the Company’s common stock. During the nine months ended September 30, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

Effective August 1, 2013, the Company entered into a one year consulting agreement with Michael Telford to serve as an Executive Vice President (the “EVP”) of the Company. The EVP has been retained to serve the Company for up to 20 hours per week.   In consideration for the services, the Company has agreed to grant 200,000 shares of the Company’s common stock to the EVP.  As of the grant date, shares of the Company’s common stock were quoted at $0.51 per share.  The Company has recorded $102,000 of stock compensation expense in connection with the grant of these shares.  As of September 30, 2013, these shares were not yet issued and were recorded as common stock payable on the consolidated balance sheet.

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

The Company is authorized to issue 200,000,000 shares of common stock, at $0.001 par value, of which 14,767,553 and 12,567,553 common shares were issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

On January 11, 2013, the Board of Directors granted 200,000 shares of the Company’s common stock to each member of the Board as compensation for serving as a member of the Board until the Company’s 2014 Annual Shareholder’s Meeting. A total of 800,000 shares of common stock were issued. As of the grant date, shares of the Company’s common stock were quoted at $0.08 per share.  The Company recorded $64,000 of stock compensation expense during the nine months ended September 30, 2013 in connection with the issuance of these shares.

During the nine months ended September 30, 2013, the Company issued 1,400,000 shares of common stock for services to employees, of which 400,000 shares were earned in 2012 and recorded as a $32,000 common stock payable as of December 31, 2012 and the remaining 1,000,000 shares of common stock were granted during 2013.  The Company recorded stock compensation expense of $80,000 during the nine months ended September 30, 2013 in connection with the grant of these 1,000,000 shares of common stock based on the fair value of the common stock on the grant dates.

At September 30, 2013, the Company has a $102,000 common stock payable recorded for shares granted, but not yet issued, to an employee during August 2013.

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

Stock Options

On July 1, 2013, the Company issued its Chief Executive Officer fully vested options to purchase 146,676 shares of common stock of the Company at a price of $0.30 per share in accordance with his Employment Agreement. The stock price on the grant date was $0.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.88%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the fair value of these options on the grant date was $75,241 which the Company recorded as stock compensation expense during the nine months ended September 30, 2013.

NOTE 9 - SUBSEQUENT EVENTS

In October 2013, the Company issued Michael Telford 200,000 shares of common stock for compensation which were recorded as common stock payable by the Company at September 30, 2013.

On November 7, 2013, the Board of Directors appointed Hieronymous “Jerome” Niesson to the Board of Directors. Mr. Niesson was granted 200,000 shares of the Company’s common stock valued at $0.50 per share for a grant date fair value of $100,000.

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

Supplemental Oil and Gas Information - Comparisons of the three months ended September 30, 2013 and 2012

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended September 30,
	2013	2012
Production
Oil (Bbls)	317	286
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	317	286

Average Prices
Oil ($/Bbl)	$107.89	$86.96
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$106.77	$122.40

Results of Operations-For the Three Months ended September 30, 2013 and 2012

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended September 30, 2013 were $34,202 as compared to $24,870 for 2012.  Our revenues are from the sale of our oil and gas production.  During the three months ended September 30, 2013, we produced approximately 317 barrels and received an average price per barrel of $107.89 while during 2012 we produced 286 barrels and received an average price per barrel of $86.96.

Our operating expenses for production activities for the three months ended September 30, 2013 and 2012 were $36,297 (comprised of $33,847 of lease operating expenses and $2,450 of depreciation, depletion and amortization) and $37,317 (comprised of $35,005 of lease operating expenses and $2,312 of depreciation, depletion and amortization), respectively. Our primary operation is the production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decreased work-over costs incurred during the three months ended September 30, 2013.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2012.

Our general and administrative expenses for the three months ended September 30, 2013 and 2012 were $312,018 and $168,908, respectively.  The increase of $143,110 is primarily attributable to the increase in executive compensation expense.

Supplemental Oil and Gas Information - Comparisons of the Nine Months ended September 30, 2013 and 2012

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Nine months ended September 30,
	2013	2012
Production
Oil (Bbls)	937	1,064
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	937	1,064

Average Prices
Oil ($/Bbl)	$98.90	$94.11
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$104.27	$117.45

Results of Operations-For the Nine Months Ended September 30, 2013 and 2012

We use the successful efforts method of accounting for oil and gas operations.  Presently, we are producing oil from our Kentucky properties.

Our revenues for the nine months ended September 30, 2013 were $92,672 as compared to $100,131 for 2012.  Our revenues are from the sale of our oil and gas production.  During the nine months ended September 30, 2013, we produced approximately 937 barrels and received an average price per barrel of $98.90 while during 2012 we produced 1,064 barrels and received an average price per barrel of $94.11.

Our operating expenses for production activities for the nine months ended September 30, 2013 and 2012 were $104,901 (comprised of $97,704 of lease operating expenses and $7,197 of depreciation, depletion and amortization) and $135,965 (comprised of $124,963 of lease operating expenses and $11,002 of depreciation, depletion and amortization), respectively. Our primary operation is the production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during 2013 from the decrease in oil production.  The decrease in depreciation, depletion and amortization is a result of an impairment of our capitalized oil and gas properties in the fourth quarter of 2012.

Our general and administrative expenses for the nine months ended September 30, 2013 and 2012 were $808,371 and $486,732, respectively.  The increase is primarily attributable to the increase in executive compensation expense of our CEO, COO, President, and in House Counsel of approximately $322,800 and a decrease of legal fees of approximately $3,159.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended September 30, 2013 was $224,013 as compared to $246,167 for the nine months ended September 30, 2012. The increase in cash flows used in operations was primarily attributable to the unfavorable changes in operating assets and liabilities, primarily related to increases in accounts payable, in 2013 as compared to 2012.

Our cash used in investing activities for the nine months ended September 30, 2013 was $45,000 as compared to $0 for 2012.  The increase in investing activities was due to the purchase of the Hertz licensing agreement during the nine months ended September 30, 2013.

Our cash provided by financing activities for the nine months ended September 30, 2013 was $265,000 as compared to $257,198 for 2012.  The increase in financing activities was due to the proceeds from notes payable with a shareholder.

During the nine months ended September 30, 2013, we entered into notes payable with a shareholder.  The total of all notes payable due to the shareholder is $728,198 at September 30, 2013.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates ranging from 6% - 7.5% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $849,043 and $533,426 for the nine months ended September 30, 2013 and 2012, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company had a loss from operations for the nine months ended September 30, 2013.   Further, the Company had inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There were no material changes during our nine months ended September 30, 2013 from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The Company granted officers and directors 2,400,000 restricted shares of Common Stock of the Company.  The fair value of the shares on the grant date was $278,000.The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth Securities in Section 4(a)(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended September 30, 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibit #	Description
3.1	Articles of Incorporation of Consolidation Services, Inc (1)
3.2	Articles of Amendment to Articles of Incorporation(1)
3.3	Bylaws of Consolidation Services, Inc.(1)
4.1	Form of Class A Common Stock Purchase Warrant (1)
4.2	Form of Class B Common Stock Purchase Warrant (2)
4.3	Form of Class C Common Stock Purchase Warrant (2)
4.4	Form of Subscription Agreement dated February 9, 2007 (2)
10.1	Separation and Distribution Agreement by and between Consolidation Services, Inc. and Colt Resources, Inc. (3)
10.2	Form of Asset Purchase Agreement dated April 1, 2010 entered into by the Company and substantially the same forms for each of the other 11 oil gas partnerships (4)
10.3

Schedules and Exhibits to Asset Purchase Agreement dated April 1, 2010 by and between the Company and Energy Production Revenue Fund, LLP which are substantially the same forms for each of the other 11 oil and gas partnerships (4)

10.4

Attached hereto are the audited financial statements of Leland Kentucky Holdings, Inc.. Managed Partnerships Combined Financial Statements of the oil and gas properties purchased from 12 partnerships noted in 2.1 for the year ended December 31, 2009 and for the three months ended April 1, 2010, together with the Report of Independent Registered Public Accounting Firm of S. E. Clark & Company, PC concerning the audited statements and related notes (6)

10.5	Unaudited Pro Forma Combined Financial Information as of March 31, 2010. (5)
10.6	Unaudited Proforma Combined Financial Information as of December 31, 2009 (5)
10.7	Employment Agreement dated as of April 27, 2010 by and between Consolidation Services, Inc. and Gary D. Kucher(7)
10.8	Consulting Agreement dated as of December 1, 2012 by and between the Company and Carl Casareto. (8)
10.9	Consulting Agreement dated as of January 1, 2013 by and between the Company and Richard Polep. (9)
10.10	Consulting Agreement dated as of January 28, 2013 by and between the Company and Brady Stahl. (10)
10.11	Consulting Agreement dated as of January 28, 2013 by and between the Company and Sean Kirwin. (10)
10.12	Fifth Amendment to (Amended) Employment Agreement dated as of January 11, 2013, by and between the and Gary Kucher. (11)
10.13	Bill of Sale and Assignment, Release and Assumption agreement dated as of February 21, 2013. (12)
10.14	International Franchise Agreement of Hertz Equipment Rental System dated March 21, 2013 by and between Hertz equipment Rental Corporation and Mongolia Equipment Rental Corporation. (13)
10.15	Consulting Agreement effective as of August 1, 2013 by and between the Company and Michael Telford. (14)
14.1	Code of Ethics
16.1	Letter from Moore and Associates, Chartered, dated August 11, 2009 to the Commission regarding statements included in Form 8-K for August 7, 2009.
*21.1	Subsidiaries of Registrant
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

(17) Incorporated by reference to the Company’s Current Report on Form 8-K for January 24, 2013, filed with the Commission on January 29, 2013

(18) Incorporated by reference to the Company’s Current Report on Form 8-K for January 11, 2013, filed with the Commission on February 4, 2013.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K for February 1, 2013, filed with the Commission on February 27, 2013

(20) Incorporated by reference to the Company’s Current Report of Form 8-K for March 18, 2013 filed with the Commission on March 25, 2013.

(21) Incorporated by reference to the Company’s Current Report of Form 8-K for August 1, 2013 filed with the Commission on August 7, 2013

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Consolidation Services, Inc.

Date: November 14, 2013	By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Registrant	Consolidation Services, Inc.

Date: November 14, 2013	By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)