Form 10-K
period 2013-12-31
Consolidation Services, Inc.
filed 2014-03-28
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10 - K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  [  ]    No  [X]

Aggregate market value of the voting stock held by non-affiliates: $5,367,892 as based on last reported sales price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  The voting stock held by non-affiliates on that date consisted of 10,525,279 shares of common stock.

As of March 28, 2014, there were 15,212,553 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

ii

CONSOLIDATION SERVICES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 and 2012

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

Hydrocarbons Holdings

On February 21, 2013, the Company entered into a Bill of Sale and Assignment, Release and Assumption Agreement with Hydrocarbons Holdings, Inc. (“HH”), a Delaware corporation and wholly-owned subsidiary of the Company whereby substantially all of the Company’s oil and gas assets and liabilities were transferred to HH effective as of February 28, 2013.

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

Under the Franchise Agreement the Franchisee will operate a business of renting, selling and maintaining equipment primarily for use in construction, materials handling and commercial and industrial activities (“Equipment Rental Business”) under the unique plan or system of the Franchisor (the “System”) in the country of Mongolia.

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

Hertz Equipment Rental Mongolia -- Overview

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

We intend to commence these operations in the summer of 2014.

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

Operating Efficiencies. Our Hertz Equipment Franchise allows us to benefit from the following operating efficiencies, among others:

The Hertz System We will have a proprietary, detailed and state of the art system to support our operation. This information technology infrastructure is designed to facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions and source new equipment quickly. We will have access to information technology specialists to support our systems.

Strong Brand Recognition. As a Franchisee of Hertz Equipment, one of the largest equipment rental companies in the world, we will have strong brand recognition, which will help us to attract new customers and build customer loyalty.

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

c. industrial companies, such as manufacturers, transportation, oil and gas and utilities, that use equipment for plant maintenance, upgrades, expansion and construction;

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

The oil and gas service providers utilized by HH are obligated to conduct drilling operations in compliance with all applicable Federal, state and local laws and regulations. Such regulations include: requiring local permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells; the method of drilling and casing wells; the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities; surface usage and the restoration of properties upon which wells have been drilled; the plugging and abandoning of wells. HH’s operations are or will also be subject to various conservation matters, including: the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. These regulations could limit the amounts of oil and gas HH may be able to produce from their wells or could limit the number of wells or the locations at which HH may be able to drill.

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

HH could be subject to Resource Conservation and Recovery Act (“RCRA”).  RCRA, which was enacted in 1976, affects U.S. mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous materials found on a mine site are those contained in products used in vehicles and for machinery maintenance. Oil and natural gas resources underlying HH (or its subsidiaries or third parties) properties may be considered hazardous waste material under RCRA.

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

Employees

The Company currently has six executive staff members, a CEO, President, CFO, COO, EVP and Vice President of Legal Affairs.

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

The accompanying financial statements to this report have been prepared assuming the Company will continue as a going concern to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves.  As discussed in the notes to the accompanying audited financial statements, the Company’s losses from operations since inception raise substantial doubt about the Company’s ability to continue as a going concern.

In order to meet its obligations and continue as a going concern, the Company is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of oil and gas reserves.   Management’s plans include initiating operations in the equipment rental business in Mongolia during the summer of 2014 through its wholly owned subsidiary, Mongolia Equipment Rental Corporation; investing in and developing potential natural resources that may exist on or under the properties owned by HH (a wholly owned subsidiary of the Company) in Tennessee and Kentucky, and/or to acquire additional revenue producing assets.  Management intends to use advances from related parties, asset based lending, borrowing, or financing from the issuance or exercise of its securities to mitigate the effects of its cash position, however, no assurance can be given that such sources of financing, if and when required, will be available.

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

The crude oil and natural gas reserves we report in our SEC filings are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we report in our filings with the SEC are only estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers, but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Notwithstanding our entering the equipment rental business in Mongolia, our growth may still depend upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

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

Our operations rely significantly on the continued services of our CEO, Gary Kucher.  He successfully identified, negotiated and executed the Franchise Agreement with Hertz Equipment Rental Corporation.  If we were to lose his services, our ability to execute our business plan would be materially impaired until a replacement could be retained.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated there under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team needs to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which leads to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Newly issued shares of common stock are restricted from immediate resale in the public market.  The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of six months must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock (unless an affiliate) holds the stock for longer than one year and meets the other requirements of Rule 144 to have the restriction removed.  The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares.  Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

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

Our directors and officers and/or their affiliates beneficially own or control approximately 30% of the issued and outstanding common stock.  In addition, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

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

Period	High Trade	Low Trade
2013
Fourth Quarter	$0.55	$0.02
Third Quarter	$1.01	$0.35
Second Quarter	$0.51	$0.15
First Quarter	$0.40	$0.08

2012
Fourth Quarter	$0.16	$0.08
Third Quarter	$0.20	$0.12
Second Quarter	$0.20	$0.04
First Quarter	$0.24	$0.12

On March 28, 2014, there were 577 stockholders of record and 15,212,553 shares of our common stock issued and outstanding. The closing price per share was $0.30.

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

Recent Sales of Unregistered Securities

All issuances of restricted securities by the Company during the year ended December 31, 2013, except as noted below, were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.

In October 2013, the Company issued 200,000 common shares with an aggregate value of $102,000 in exchange for services. The $102,000 of services was expensed as compensation. The value of the shares was determined based on the $0.51 per share closing price of the common stock on the measurement date.

In November 2013, the Company issued 200,000 common shares with an aggregate value of $100,000 in exchange for services. The $100,000 of services was expensed as compensation. The value of the shares was determined based on the $0.50 per share closing price of the common stock on the measurement date.

In March 2014, the Company issued 45,000 shares of common stock to a trade creditor in exchange and release of $45,000 of indebtedness. The exchange price was $1.00 per common share.

Stock Transfer Agent

Our Stock Transfer Agent is Empire Stock Transfer and is located at 1859 Whitney Mesa Drive, Henderson, NV  89014, Telephone: 702-818-5898

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2013.

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

Summary of Statements of Operations and Financial Position of CNSVE

Years Ended December 31, 2013 and 2012

	December 31.
Operating Data:	2013	2012

Revenue	$124,509	$149,994
Operating and Other Expenses	1,215,595	2,267,960

Net Loss	$(1,091,086)	$(2,117,966)

Balance Sheet Data:	December 31,
	2013	2012

Current Assets	$162,730	$54,840
Total Assets	$548,784	$406,524
Current Liabilities	$2,130,627	$1,399,723
Non-Current Liabilities	$3,667	$4,384
Total Liabilities	$2,134,294	$1,404,107
Working Capital Deficit	$(1,967,897)	$(1,344,883)
Shareholders’ Deficit	$(1,583,928)	$(977,583)

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

Hydrocarbons Holdings

On February 21, 2013, the Company entered into a Bill of Sale and Assignment, Release and Assumption Agreement with Hydrocarbons Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“HH”), whereby substantially all of the Company’s oil and gas assets and liabilities were transferred to HH effective February 28, 2013.

On April 1, 2010, the Company entered into 12 substantially identical asset purchase agreements with various unrelated partnerships, which were held by a total of 657 individual sellers and it completed the purchase of interests in oil and gas wells located in Kentucky and Tennessee. The Company acquired interests in 39 oil wells and 19 gas wells, a total of 58 wells, and the related support equipment, located on approximately 1,500 leased acres in Kentucky and Tennessee. Under the agreements, the Company acquired all rights, titles and interests to the sellers’ oil and gas wells and support equipment free and clear of all liabilities, liens and encumbrances. The effective date of the purchase and sale was April 1, 2010. As part of the acquisition, 657 sellers received in aggregate 5,696,718 shares of the Company’s common stock.

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

Under the Franchise Agreement the Franchisee will operate a business of renting,  selling and maintaining equipment primarily for use in construction, materials handling and commercial and industrial activities (“Equipment Rental Business”) under the unique plan or system of the Franchisor (the “Hertz System”) in the country of Mongolia.

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

	Year Ended December 31,
	2013	2012
Production, net
Oil (Bbls)	1,254	1,640
Gas (Mcf)	-	-
Boe (Bbls)	1,254	1,640

Average Prices
Oil ($/Bbl)	$99.28	$91.47
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per Boe	$91.61	$81.69

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the years ended December 31, 2013 and 2012 were $124,509 and $149,994, respectively.  Our revenues are from the sale of our oil and gas production.  During the year ended December 31, 2013, we produced approximately 1,254 barrels and received an average price per barrel of $99.28. During the year ended December 31, 2012 we produced 1,640 barrels and received an average price per barrel of $91.47.

Our operating expenses for production activities for the year ended December 31, 2013 were $141,262 (comprised of $131,349 of lease operating expenses and $9,913 of depreciation, depletion, amortization and accretion) as compared to $186,159 (comprised of $165,827 of lease operating expenses and $20,332 of depreciation, depletion, amortization and accretion) for the year ended December 31, 2012.  Our sole operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. During the years ended December 31 2013 and 2012, the Company impaired its oil and gas properties and support equipment by $0 and $1,373,595, respectively. The impairment recorded during 2012 was due to reductions in the future estimated recoverable reserves as a result of sporadic production.

We sold equipment with $0 basis for $15,000 during the year ended December 31, 2013 and had no sales of equipment during the year ended December 31, 2012.

Our general and administrative expenses for the years ended December 31, 2013 and 2012 were $1,048,775 and $690,392, respectively. The increase in general and administrative expenses was primarily due to higher stock compensation. We have paid our employees and consultants in common shares to preserve our limited available cash.

We incurred net losses of $1,091,086 and $2,117,966 for the years ended December 31, 2013 and 2012, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the years ended December 31, 2013 and 2012 was $265,598 and $328,769, respectively.  The decrease in cash used in operating activities in 2013 was due to the Company incurring less operating costs.

Our cash used in investing activities for the years ended December 31, 2013 and 2012 was $45,000 and $0, respectively.  The increase in investing activities was due to the purchase of the Hertz licensing agreement during 2013.

Our cash provided by financing activities for the years ended December 31, 2013 and 2012 was $418,000 and $340,698, respectively.  During the years ended December 31, 2013 and 2012, the Company entered into notes payable with a stockholder in exchange for cash proceeds of $268,000 and $340,698, respectively.   During 2013, the Company also entered into convertible debt agreements with third parties for proceeds of $150,000 which included 300,000 warrants with a relative fair value of $49,917, which was treated as a debt discount.

The Company’s plan of operations is uncertain and is dependent on its ability to identify additional acquisition candidates and to effectively maintain, explore and drill oil and gas wells on existing properties. These activities would require the Company to raise sufficient capital, if available. There’s no assurance of the ability of the Company to access investment capital, secure additional acquisitions or drill economically producing wells. The process/practice of drilling oil and gas wells is cost intensive. It is critical for the Company to source sufficient capital to implement the Company’s business plan.

The Company will rely on public and private equity and debt financings to fund its liquidity requirements over the next twelve months. The Company may be unable to obtain any additional financings on favorable terms, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of the Company’s liquidity requirements, the Company may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding the Company’s ability to fully implement its business plan and could render the Company unable to expand operations, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on the Company’s business. If the Company raises additional funds through the issuance of equity securities, stockholders may experience dilution of their ownership interest in the Company, and the newly issued securities may have rights superior to those of existing common stock of the Company. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on operations, including limitations on the payments of dividends.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in the notes to the accompanying audited consolidated financial statements, the Company sustained losses from operations.  The Company incurred net losses of $1,091,086 and $2,117,966 for the years ended December 31, 2013 and 2012, respectively, and an accumulated deficit of $11,492,445 at December 31, 2013.  Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the years ended December 31, 2013 and 2012 the Company recorded an impairment of long-lived assets in the amount of $0 and $1,373,595, respectively.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

Revenue Recognition

Oil and Gas

The Company has royalty and working interests in various oil and gas properties which constitute its sole source of revenue.  The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells.

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

Equipment Rental

The Company will recognize revenue from its equipment rental business when all of the following have occurred: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Asset Retirement Obligations

The Company recognizes liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost is added to the carrying amount of the related asset and the cost is amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability is increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

Share-Based Compensation

For share-based compensation, the measurement of the cost of services received in exchange for an award of an equity instrument is based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Consolidation Services, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Consolidation Services, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidation Services, Inc. as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 28, 2014

CONSOLIDATION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$119,999	$12,597
Accounts receivable	3,331	10,831
Prepaid expenses	39,400	31,412
Total current assets	162,730	54,840

PROPERTY AND EQUIPMENT:
Oil and gas properties subject to amortization, net	284,936	290,807
Oil and gas properties not subject to amortization, net of $868,828 of impairment	-	-
Support equipment, net	58,368	60,877
License, net	42,750	-
TOTAL ASSETS	$548,784	$406,524

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$609,982	$473,369
Accounts payable - related parties	604,844	388,327
Accrued expenses	24,313	22,020
Common stock payable - related party	-	32,000
Accrued interest - stockholder	60,207	20,809
Convertible notes payable, net	100,083	-
Notes payable - stockholder	731,198	463,198
Total current liabilities	2,130,627	1,399,723

Asset retirement obligations	3,667	4,384
TOTAL LIABILITIES	2,134,294	1,404,107

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 15,167,553 and 12,567,553 shares issued and
outstanding	15,168	12,568
Additional paid-in capital	9,891,767	9,391,208
Accumulated deficit	(11,492,445)	(10,401,359)
Total stockholders' deficit	(1,585,510)	(997,583)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$548,784	$406,524

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

OIL AND GAS REVENUES	$124,509	$149,994

COSTS AND OPERATING EXPENSES:
Lease operating expenses	131,349	165,827
Depreciation, depletion, amortization and accretion	9,913	20,332
Impairment of oil and gas properties and support equipment	-	1,373,595
Gain on the sale of equipment	(15,000)	-
General and administrative	1,048,775	690,392
Total costs and operating expenses	1,175,037	2,250,146
OPERATING LOSS	(1,050,528)	(2,100,152)

OTHER (INCOME) EXPENSES:
Interest expense	40,558	17,814
Total other expense	40,558	17,814

NET LOSS	$(1,091,086)	$(2,117,966)

Net loss per common share, basic and diluted	$(0.07)	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	14,762,074	12,516,080

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDTION SERIVCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

December 31, 2011	-	$-	12,480,053	$12,480	$9,375,296	$(8,283,393)	$1,104.383

Common stock issued for services	-	-	87,500	88	15,912	-	16,000

Net Loss	-	-	-	-	-	(2,117,966)	(2,117,966)

December 31, 2012	-	$-	12,567,553	$12,568	$9,391,208	$(10,401,359)	$(997,583)

Common stock issued for services	-	-	2,600,000	2,600	375,400	-	378,000

Warrants issued to CEO	-	-	-	-	75,242	-	75,242

Warrants issued with convertible debt	-	-	-	-	49,917	-	49,917

Net loss	-		-	-		(1,091,086)	(1,091,086)

December 31, 2013	-	$-	15,167,553	$15,168	9,891,767	$(11,492,445)	$(1,585,510)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATION SERVICES,  INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,091,086)	$(2,117,966)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	8,973	19,379
Accretion of asset retirement obligations	940	953
Gain on sale of equipment	(15,000)	-
Impairment of oil and gas properties	-	1,373,595
Stock-based compensation	421,242	43,000
Changes in operating assets and liabilities:
Accounts receivable	7,500	1,913
Prepaid expenses	(7,988)	(31,412)
Accounts payable and accrued expenses	153,906	176,698
Accounts payable and accrued expenses - related parties	216,517	187,379
Accrued interest - stockholder	39,398	17,692
Net cash used in operating activities	(265,598)	(328,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for licensing agreement	(45,000)	-
Net cash used in investing activities	(45,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	150,000	-
Proceeds from notes payable - stockholder	268,000	340,698
Net cash provided by financing activities	418,000	340,698

INCREASE IN CASH	107,402	11,929
CASH, BEGINNING OF YEAR	12,597	668
CASH, END OF YEAR	$119,999	$12,597

SUPPLEMENTAL CASH FLOWS INFORMATION:
Income Taxes Paid	$-	$175
Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Change in estimate of asset retirement obligations	$1,657	$20,138
Reduction of accounts payable from vendor in exchange for equipment	$15,000	$-
Warrants issued as debt discount	$49,917	-

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

Principles of Consolidation

The consolidated financial statements include the accounts of Consolidation Services, Inc. and its subsidiaries, Hydrocarbons Holdings, Inc., Vector Energy Services, Inc. (not an operating company in 2012 or 2013), CSI Energy, Inc. (not an operating company in 2012 or 2013), CSI Resource, Inc. (not an operating company in 2012 or 2013) and Mongolia Equipment Rental Corporation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

Accounts Receivable

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

Revenue Recognition

Oil and Gas Revenue

The Company has royalty and working interests in various oil and gas properties which constitute its sole source of revenue.  The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells.

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

Equipment Rental Revenue

The Company will recognize revenue from its equipment rental business when all of the following have occurred: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Loss Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Diluted loss per common share is the same as basic loss per share due to the net loss incurred by the Company (attributable to its common shareholders).

For the years ended December 31, 2013 and 2012, the following stock options, warrants and convertible debt to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2013	2012
Stock options	147,676	-
Stock warrants	300,000	-
Convertible debt	150,000	-
Total	597,676	-

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes it as expense over the vesting or service period, as applicable, of the stock award using the straight-line method.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable, advances from related party and convertible debt approximates fair value due to their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Interest-bearing accounts are insured up to $250,000. At December 31, 2013 and 2012, the Company had no cash in accounts over $250,000.

The Company has two customers that purchase and distribute substantially all of its oil and gas production.

Recent Accounting Pronouncements

No other accounting standards or interpretations issued recently are expected to a have a material consequence on the Company’s consolidated financial position, operations or cash flows.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including an accumulated deficit of $11,492,445 and a net loss for the year ended December 31, 2013 of $1,091,086.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES

During the years ended December 31, 2013 and 2012, the Company did not purchase or dispose of any oil and gas properties.

Changes in oil and gas properties for the years ended December 31, 2013 and 2012 were:

	Year ended December 31,
	2013	2012
Beginning balance January 1,	$290,807	$1,608,114
Impairment	-	(1,285,357)
Depletion, depreciation and change in asset retirement cost estimate	(5,871)	(31,950)
Ending balance December 31,	$284,936	$290,807

Net oil and gas properties by classification at December 31, 2013 and 2012 were:

	December 31, 2013	December 31, 2012
Proved oil and gas properties	$774,222	$774,222
Unproved oil and gas properties	868,828	868,828
Asset retirement asset	1,775	3,432
Accumulated depreciation, depletion and impairment	(1,359,889)	(1,355,675)
Total oil and gas assets	$284,936	$290,807

Impairment of oil and gas properties

During the years ended December 31, 2013 and 2012, the Company impaired $0 and $416,529, respectively, of its proved oil and gas properties.  The impairment was due to reductions in the future estimated recoverable reserves as a result of sporadic production during 2012.

For the years ended December 31, 2013 and 2012, the Company recorded an impairment of unproved leaseholds of $0 and $868,828, respectively.

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities.  The equipment is depreciated over the useful life of the underlying oil and gas property.  The following table details the change in supporting facilities and equipment for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Support facilities and equipment	$785,000	$785,000
Accumulated depreciation and impairment	(726,632)	(724,123)
Total support facilities and equipment	$58,368	$60,877

NOTE 5 - LICENSE

On March 21, 2013, the Company through its wholly owned subsidiary, Mongolia Equipment Rental Corporation, a Delaware Corporation (the “Franchisee”) entered into an International Franchise Agreement (the “Franchise Agreement”) with Hertz Equipment Rental Corporation and Hertz Equipment Rental System (collectively “Franchisor”).

Under the Franchise Agreement, the Franchisee will operate a business of renting, selling and maintaining equipment primarily for use in construction, materials handling and commercial and industrial activities (“Equipment Rental Business”) under the unique plan or system of the Franchisor (the “System”) in the country of Mongolia.

The license granted to Franchisee under the Franchise Agreement commenced on July 1, 2013 and continues for a period of ten (10) years, unless renewed or sooner terminated pursuant to the Franchise Agreement.

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

In consideration for the license provided under the Franchise Agreement, during the year ended December 31, 2013, the Franchisee paid Franchisor a license fee of $45,000 and also will (i) pay a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per year; and (ii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. The monthly license fee is owed to the Franchisor beginning March 21, 2014 (one year after the license agreement was entered into by the Company).  In addition, Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

The Company has not generated revenue from the Franchise Agreement.  During the year ended December 31, 2013, the Company recorded $2,250 of amortization expense of its license.

NOTE 6 - 12% SECURED CONVERTIBLE PROMISSORY NOTES

In December 2013, the Company issued two 12% secured convertible promissory notes totaling $150,000, due twelve months from date of issuance. The interest on the convertible promissory notes is 12% per annum, payable quarterly. The convertible promissory notes are secured by all of the assets of the Company and are convertible into shares of common stock at the option of the holder at a conversion price of $1.00 per share. The note holders were also issued warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 which expire five years from the issuance date.  The relative fair value of the warrants at the grant date was $49,917, and is recorded as debt discount and will be accreted to interest expense over the twelve month term of the notes.

The Company analyzed the convertible promissory notes and warrants for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Convertible notes payable consist of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Convertible notes payable, dated December 16, 2013, bearing interest at 12% per annum, matures December 16, 2018 and convertible into shares of common stock at $1.00 per share	$150,000	$-
Less: debt discount	(49,917)	-
Convertible notes payable, net	$100,083	$-

NOTE 7- RELATED PARTY TRANSACTIONS

Notes payable - related party

During 2013 and 2012, the Company entered into notes payable with a shareholder totaling $268,000 and $340,698, respectively. All of the notes payable are due on demand, have no periodic payment terms and bear interest at an interest rate of 6% - 7.5% per annum. As of December 31, 2013 and 2012, amounts due for these notes payable were $731,198 and $463,198, respectively.

The Company recorded $39,398 and $17,814 of interest expense related to these notes payable during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company owed $60,207 and $20,809, respectively, of interest to the shareholder.

Accounts payable - Related parties

The Company owes compensation to its CEO pursuant to his employment agreement.  The amount owed is due on demand and does not bear interest. At December 31, 2013 and 2012, amounts due to the CEO were $602,439 and $385,922, respectively, and is recorded as accounts payable - related parties in the consolidated balance sheets.

The Company also owes another related party $2,405 at December 31, 2013 and 2012, respectively, and is recorded as accounts payable - related parties in the consolidated balance sheets.

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

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

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Asset retirement obligation at beginning of the period	$4,384	$23,570
Change in estimate	(1,657)	(20,138)
Accretion expense	940	952
Asset retirement obligation at end of the period	$3,667	$4,384

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2013 and 2012 consist of the following:

	Year Ended December 31,
	2013	2012
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$328,416	$236,766
State	-	-
	328,416	236,766
Valuation allowance	(328,416)	(236,766)
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2013	2012
Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	0.0%	0.0%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for income tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2013	2012

Net operating loss carryforward	$1,891,764	$1,563,348
Valuation allowance	(1,891,764)	(1,563,348)

Deferred tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $6,489,846 available to offset future taxable income through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.  The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Chief Executive Officer Employment Agreement

The Company entered into an amended employment agreement with its CEO on January 11, 2013 that expires on July 1, 2016 and automatically renews on an annual basis unless terminated pursuant to the agreement.  The agreement provides for:

i. A monthly salary of $25,000 per month.

ii. A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013 or 2012):

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

iv. An expense allowance of $3,060 per month.

v. 12 months of severance pay and all warrants for the following year, in the event the executive is terminated without cause.

For the years ended December 31, 2013 and 2012, the Company paid $120,000 of salary to the CEO and recorded salary payable of $180,000 for the portion of unpaid salary.  The Company also recorded $36,517 and $7,379 of expense related to the expense allowance during 2013 and 2012, respectively.

On July 1, 2013, the Company issued stock options to the CEO to purchase 147,676 shares of common stock at an exercise price per share of $0.30 with a grant date fair value of $75,241.

Consulting Agreements

On December 1, 2012, the Company entered into a consulting agreement with Carl Casareto (“COO”).  The COO has been retained to serve as the Company’s Chief Operations Officer for up to 20 hours per week. The agreement is for one year, ending on December 1, 2013, unless terminated earlier or extended. In consideration of the services he provides, the Company has agreed to pay the COO $7,000 per month (“Base Compensation”).  In addition to the Base Compensation, the Company has agreed to pay the COO a bonus of twenty five percent (25%) of Casareto’s annual Base Compensation, if during the term of the Agreement; i) the Company posts annual gross revenues on a consolidated basis of at least $5,000,000; ii) the Company’s EBITA, including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any given year is at least $1,000,000; or iii) the completion of annual funding, including equity and debt, of at least $3,000,000 (none of which were achieved in 2013 or 2012).

On January 11, 2013, the Company granted the COO 200,000 shares of the Company’s common stock.  During the year ended December 31, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

During January 2013, the Company entered into a one-year consulting agreement with Richard S. Polep to serve as the Company’s Chief Financial Officer (“CFO”).  In consideration of the services the CFO provided by serving as CFO of the Company from August 8, 2011 until December 31, 2012, the Company granted the CFO 400,000 shares of the Company’s common stock.  In consideration for the services the CFO provides for 2013, the Company granted the CFO an additional 400,000 shares of the Company’s common stock. The Company recorded stock compensation expense of $64,000 based on the trading price of the stock on the grant date of $0.08 per share, of which $32,000 had been accrued and was expensed in 2012, and $32,000 was recorded as an expense during the year ended December 31, 2013.

During January 2013, the Company entered into a one-year consulting agreement with Brady Strahl to serve as the Company’s President.  In consideration for services, the Company granted the President 200,000 shares of the Company’s common stock.  During the year ended December 31, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

During January 2013, the Company entered into a one-year consulting agreement with Sean Kirwan to serve as the Company’s Vice President and In-house counsel.  In consideration for the services, the Company granted 200,000 shares of the Company’s common stock.  During the year ended December 31, 2013, the Company recorded stock compensation expense of $16,000 based on the trading price of the stock on the grant date of $0.08 per share.

Effective August 1, 2013, the Company entered into a one-year consulting agreement with Michael Telford to serve as an Executive Vice President (the “EVP”) of the Company. The EVP has been retained to serve the Company for up to 20 hours per week.   In consideration for the services, the Company has agreed to grant 200,000 shares of the Company’s common stock to the EVP.  As of the grant date, shares of the Company’s common stock were quoted at $0.51 per share.  The Company has recorded $102,000 of stock compensation expense in connection with the grant of these shares.

NOTE 11- STOCKHOLDERS’ EQUITY

Reverse Stock Split

On November 29, 2012, the Board of Directors approved a 1-for-4 reverse split of the Company’s common stock, following approval by the stockholders. The reverse stock split was effective on December 28, 2012, before trading began on December 31, 2012.   All shares and per share amounts, in the consolidated financial statements and notes to the consolidated statements, have been retroactively adjusted for the years presented to reflect the reverse stock split.

Common stock issued for services

During the year ended December 31, 2013, the Company issued 1,600,000 shares of common stock for services to employees, of which 400,000 shares were earned in 2012 and recorded as a $32,000 common stock payable as of December 31, 2012 and the remaining 1,200,000 shares of common stock were granted during 2013.  The Company recorded stock compensation expense of $182,000 during the year ended December 31, 2013 in connection with the grant of these 1,200,000 shares of common stock based on the fair value of the common stock on the grant dates.

On November 7, 2013, the Board of Directors granted 200,000 shares of the Company’s common stock to a member of the Board as compensation for serving as a member of the Board.  As of the grant date, shares of the Company’s common stock were quoted at $0.50 per share.  The Company recorded $100,000 of stock compensation expense during the year ended December 31, 2013 in connection with the issuance of these shares.

On January 11, 2013, the Board of Directors granted 200,000 shares of the Company’s common stock to each member of the Board as compensation for serving as a member of the Board until the Company’s 2014 Annual Shareholder’s Meeting. A total of 800,000 shares of common stock were issued. As of the grant date, shares of the Company’s common stock were quoted at $0.08 per share.  The Company recorded $64,000 of stock compensation expense during the year ended December 31, 2013 in connection with the issuance of these shares.

On December 10, 2012, the Company issued 25,000 common shares for services rendered by consultants. The Company recorded a value of $4,000 based on the trading price of the stock on the grant date of $0.16.

On June 18, 2012, the Company issued 12,500 common shares to a Director that was granted on August 15, 2011. The Company recorded a value of $5,000 based on the trading price of the stock on the grant date of $0.40.

On June 13, 2012, the Company issued 25,000 common shares to two Company advisors totaling 50,000 common shares valued at $0.14 based on the trading price of the stock on the grant date and the Company expensed $7,000.

Stock Options

On July 1, 2013, the Company issued its CEO fully vested options to purchase 146,676 shares of common stock of the Company with an exercise price of $0.30 per share. The stock price on the grant date was $0.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 0.88%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the fair value of these options on the grant date was $75,242 which the Company recorded as stock-based compensation expense during the year ended December 31, 2013.   The intrinsic value of the stock options at the issuance date and December 31, 2013 was $30,802 and $0, respectively.  The weighted average remaining contractual terms were 4.5 years for these stock options at December 31, 2013.

Stock Warrants

During December 2013, the Company issued its holders of convertible debt fully vested warrants to purchase 300,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.25 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 1.55%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $49,917, which the Company recorded as debt discount during the year ended December 31, 2013.   The intrinsic value of the warrants at the issuance date and December 31, 2013 was $0 and $0, respectively. The weighted average remaining contractual terms were 4.9 years for these warrants at December 31, 2013.

NOTE 12 - SEGMENT INFORMATION

Consolidation Services, Inc. has two reporting segments and corporate overhead:

• Oil and Gas - the Company has oil and gas assets and liabilities, located in Kentucky and Tennessee.  Prior to 2013, all of the Company’s business activities were derived from this segment.

• Equipment Rental - the Company will operate a business of renting, selling and maintaining equipment primarily for use in construction, materials handling and commercial and industrial activities under an international franchise agreement with Hertz Equipment Rental Corporation and Hertz Equipment Rental System in Mongolia.

• Corporate Overhead - the Company’s investment holding including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were developed internally and management remains the same. To date, the Company’s operations are principally in the United States. At this time, no single foreign country or geographic area is significant to the consolidated financial statements, although a shift in focus to develop the Mongolian segment may be required in the future.

Consolidated revenues from external customers, operation loss, and identifiable assets were as follows:

	Year Ended December 31,
	2013	2012
Revenues:
Oil and gas	$124,509	$149,994
Total revenues	$124,509	$149,994

Operating loss:
Oil and gas	$(14,503)	$(1,409,760)
Equipment rental	(2,250)	-
Corporate	(1,048,775)	(690,392)
Operating loss	(1,065,528)	(2,100,152)
Other expenses	(25,558)	(17,814)
Net loss	$(1,091,086)	$(2,117,966)

Identifiable assets:
Oil and gas	$346,635	$351,684
Equipment rental	42,750	-
Corporate	159,399	54,840
Total identifiable assets	$548,784	$406,524

NOTE 13 - SUBSEQUENT EVENTS

In January 2014, the Company issued two secured convertible promissory notes for cash proceeds of $100,000 in total. The notes are due in twelve months and are convertible into shares of common stock at the option of the holder at conversion price of $1.00. The notes bear interest at 12% that is payable quarterly.  The notes are secured by all of the assets of the Company. The note holders were also issued warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 with a five year term. The relative fair value of the warrants at the grant date was $41,126 and will be recorded as a debt discount.

In March 2014, the Company issued 45,000 shares of common stock to a trade creditor in exchange and release of $45,000 of indebtedness. The exchange price was $1.00 per common share.

NOTE 14 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control.  The reserve data represents only estimates.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment.  All estimates of proved reserves are determined according to the rules prescribed by the SEC.  These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates.  This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision.  Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate.  Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered.  The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based.  In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.    There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2013.  The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

Capitalized costs relating to oil and gas producing activities:

As of December 31, 2013

Unproved oil and gas properties	$-

Proved oil and gas properties	359,466

Accumulated depreciation, depletion, and amortization	(74,530)

Net capitalized costs	$284,936

Net capitalized costs related to asset retirement obligations in the amount of $1,775, as of December 31, 2013, was included in net capitalized costs.

As of December 31, 2012

Unproved oil and gas properties	$-

Proved oil and gas properties	361,125

Accumulated depreciation, depletion, and amortization	(70,318)

Net capitalized costs	$290,807

Net capitalized costs related to asset retirement obligations in the amount of $3,432, as of December 31, 2012, was included in net capitalized costs.

Costs incurred in oil and gas property acquisition, exploration, and development activities:

Year ended December 31, 2013

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Year ended December 31, 2012

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2013 and 2012.  Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf).  Gas is converted to barrels of oil equivalent (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2013			2012
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	20	74	32	40	1,142	230
Revisions	22	(74)	10	(18)	(1,068)	(196)
Extensions and discoveries	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Purchases of minerals-in-place	-	-	-	-	-	-
Production	(1)	-	(1)	(2)	-	(2)
End of year	41	-	41	20	74	32

Proved developed reserves:
Beginning of year	1	-	1	12	122	97
End of year	7	-	7	1	-	1

Proved undeveloped reserves:
Beginning of year	18	74	25	28	1,142	217
End of year	13	-	13	18	74	25

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

Future cash inflows for 2013 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2013 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period.  Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2012 and 2011, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMX WTI	Gas (Mcf) Using NYMEX Henry Hub
2013 (average price)	$97.33	$3.67
2012 (average price)	$91.47	$4.14

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2013 and 2012, respectively:

	2013	2012
	(in thousands)
Future cash inflows	$3,710	$2,013
Future costs:
Production	(2,108)	(1,046)
Transportation	(82)	(105)
Development	(475)	(433)
Severance tax	(165)	(86)
Future net cash inflows	880	343
10% discount factor	(350)	(133)
Standardized measure of discounted net cash flows	$530	$210

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of future net cash flows discounted at 10% per annum for the years ended December 31, 2013 and 2012 (stated in thousands):

	2013	2012
Beginning of year	$210	$734
Sales of oil and natural gas produced, net of production costs	7	16
Net change in sales and transfer prices and in production costs and in production costs related to future production	1,366	191
Extension and discoveries	-	-
Net change of pries and production costs	-	-
Change in future development costs	26	(197)
Previous estimated development costs incurred	-	-
Revisions of previous quantity estimates	(618)	(2,838)
Accretion of discount	21	73
Change in income taxes	-	-
Purchases of reserves in place	-	-
Timing and other	(473)	2,231
End of year	$530	$210

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2013. The  term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013 : (1) the Company lacks a functioning audit committee and resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive / Director Personnel	Age	Position
Former US Ambassador Michael Ussery	62	Chairman of the Board, Director
Gary Kucher	50	Chief Executive Officer, Director
Brady Strahl	32	President
Richard Polep	75	Chief Financial Officer, Director
Carl Casareto	55	Chief Operating Officer
Michael Telford	42	Executive Vice President
Sean Kirwan	38	Vice President of Legal Affairs
Roy R. Tashi, OAM	68	Director
Hieronymus Niessen	54	Director

E. Michael Ussery, Chairman of the Board, Director - Mr. Ussery was elected to the Company’s Board of Directors on November 30, 2012.  Since 1992, former U.S. Ambassador Michael Ussery has led major investments and other business development and humanitarian projects in East Europe, the Mid-East, East Asia, and the Caribbean. He is also co-founder and Managing Director of the Mongolia Fund.

Over the past 20 years, Mr. Ussery has served as an international advisor to eight governments and more than 75 corporations and non-profit organizations. Mr. Ussery is a founder of eight companies and four non-profit organizations, and he has led the planning creating American universities in developing countries. In the U.S., Mr. Ussery also serves on the Board of Directors of Safi Apparel and Reviresco Corporation. He is Chairman of the Advisory Board of CalErin Group Investment Fund and on the advisory boards of Pax Mondial. Previously he served on the Board of Directors of Terocelo Telecommunications, D’Sal Inc., Safe Security and Dignity Products.

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

Gary Kucher, Chief Executive Officer, Director - Mr. Kucher has been Chief Executive Officer since April 26, 2011 a Director since April 2010 and was President from April 2010 until January 2013.  He is a seasoned executive with numerous appointments, directorships and consulting roles with both public and private companies in a variety of industries and business sectors. Mr. Kucher has a strong background in investment banking; having held securities licenses, Series 7 and Series 24. He has provided consulting for business acquisitions and other commercial finance transactions to financial and strategic buyers, stock offerings, spin-offs, leveraged buy-outs and joint-venture arrangements. Mr. Kucher has sourced and executed M&A deals for leading technology companies and selected venture investments.  He has also advised banking, insurance, finance and investment banking companies on M&A and equity deals.  Since 2008, Mr. Kucher has served as Managing Director of MB&A Capital, Beverly Hills, California, an international business advisory company.

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

Richard S. Polep, Chief Financial Officer, Director - Mr. Polep was appointed as a member of the Board of Directors on May 12, 2010.  On August 5, 2011 he was appointed Chief Financial Officer of the Company. He has over 48 years of experience in public accounting and has substantial experience in financial reporting and disclosure rules and regulations of the Securities and Exchange Commission, including internal controls, initial public offerings, private offerings, corporate acquisitions and reorganizations.

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

Carl Casareto, Chief Operating Officer - Mr. Casareto was appointed COO of the Company effective December 1, 2012.  He has over 30 years’ experience in finance, accounting and senior level management. He is a former Partner and CPA with the international accounting firm, Grant Thornton. Mr. Casareto has over 15 years’ experience serving as Chief Financial Officer for both public and private enterprises. He has extensive experience in SEC reporting, financial accounting, budgeting and forecasting. His experience includes banking, real estate, entertainment, managed services, manufacturing and marketing. Mr. Casareto has a Bachelor of Science Degree in Accounting from Loyola Marymount University.

Michael Telford, Executive Vice President - Mr. Telford was appointed Executive Vice President (“EVP”) effective August 1, 2013.  He has been Managing Partner of Haldane Frontier since November 2008.  He provides financial modeling, investment analysis, corporate strategy, strategic planning and business plan writing services.  Mr. Telford’s financial experience has been gained from performing various analytical and managerial roles, such as a credit analyst, project finance consultant, financial operations supervisor and capital markets specialist.  He has been chief financial officer of three companies, including two start-ups, in sectors spanning technology, telecommunications and transportation/logistics.  As CFO of Paratus Worldwide, a start-up transportation company operating in Iraq, he raised the venture capital financing, was responsible for FP&A, treasury, investor relations, accounts and risk management, and eventually facilitated the company’s acquisition by a private equity group.   Earlier, Mr. Telford was a securities analyst, portfolio manager and fixed income trader for firms such as C-Squared Investment Group and Masterson Moreland Sauer Whisman.

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

Hieronymus Niessen, Director - Mr. Niessen was appointed as a member of the Board of Directors of the Company on November 7, 2013.  Jerome Niessen is co-founder and Managing Director of NedPower LLC, a global infrastructure development and advisory services firm, focused on power and renewable energy. NedPower has developed wind farms internationally ranging from a 20 MW plant in India to a 264 MW plant in Mount Storm, West Virginia. The NedPower Mount Storm facility, completed in 2008, is the largest wind farm in the Eastern United States and is now owned by energy major Shell and Dominion Resources.

Mr. Niessen has over 25 years of project development and infrastructure financing experience. He spent close to 10 years with the IFC-World Bank Group, where his responsibilities included infrastructure, oil, gas and mining in South Asia, Latin America and Northern Africa. While at the IFC-World Bank, he consummated transactions in India, Pakistan, Peru, Chile, Venezuela and Argentina. Mr. Niessen earned a law degree from Leyden University in the Netherlands and an MBA from Baylor University. He is fluent in English, Spanish, French, German and Dutch.

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

Gary D. Kucher holds 1,338,081 shares of the Company’s outstanding common stock.

Board Meetings and Committees

During the fiscal year ended December 31, 2013, the Board of Directors met 1 time and took written action on several other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and is attached hereto as Exhibit 14.1 incorporated by reference from our December 31, 2010 Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the two years ended December 31, 2013,  and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Gary D. Kucher, Chief Executive Officer and Director	2013 2012	300,000 300,000	- -	16,000(2) -	75,241(4) -	- -	- -	- -	391,241 300,000

Richard S. Polep, Chief Financial Officer, Secretary, Treasurer, and Director	2013 2012	- -	- -	48,000(3) 32,000(1)	- -	- -	- -	- -	48,000 32,000

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

(1) Represents 400,000 shares Mr. Polep received in 2012.

(2) Represents 200,000 shares Mr. Kucher received in 2013.

(3) Represents 600,000 shares Mr. Polep received in 2013.

(4) Represents 146,676 warrants Mr. Kucher received in 2013

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary D. Kucher	147,676	- 0 -	- 0 -	$0.30	7/1/18	- 0 -	- 0 -	- 0 -	- 0 -

Compensation of Directors

The following table sets forth director compensation as of December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary D. Kucher	-0-	16,000	-0-	-0-	-0-	-0-	16,000
Richard S. Polep	-0-	16,000	-0-	-0-	-0-	-0-	16,000
E. Michael Ussery	-0-	16,000	-0-	-0-	-0-	-0-	16,000
Roy R. Tashi	-0-	16,000	-0-	-0-	-0-	-0-	16,000
Hieronymus Niessen	-0-	100,000	-0-	-0-	-0-	-0-	100,000

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Stephen M. Thompson (1)	805,869	5.30%
Common Stock	Gary D. Kucher (1,3)	1,338,081(4)	8.71%
Common Stock	E. Michael Ussery (1,3)	200,000	1.32%
Common Stock	Richard S. Polep (1,3)	1,057,500	6.95%
Common Stock	Roy R. Tashi (1,3)	200,000	1.32%
Common Stock	Carl Casareto (1,3)	200,000	1.32%
Common Stock	Brady Strahl (1,3)	200,000	1.32%
Common Stock	Sean Kirwan (1,3)	200,000	1.32%
Common Stock	Michael Telford (1,3)	200,000	1.32%
Common Stock	Hieronymus Niesson (1,3)	200,000	1.32%
Common Stock	All Directors and Officers As a Group (8 persons)	4,601,450	30.42%

(1) Unless otherwise indicated, the address of the shareholder is Consolidation Services, Inc. 2300 West Sahara Drive # 800, Las Vegas, NV 89102.

(2) Unless otherwise indicated, based on 15,212,553 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

During the year ended December 31, 2013, we entered into notes payable with a stockholder totaling $268,000. The total owed to the stockholder at December 31, 2013 was $731,198.

During the year ended December 31, 2012, we entered into notes payable with a shareholder totaling $340,698. The total owed to the stockholder at December 31, 2012 was $463,198.

See “Consulting Contracts” above, for the terms of Gary Kucher’s Employment Agreement as CEO of the Company, See “Compensation of Directors” above, for terms of compensation to Richard S. Polep.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Restated Fees

During the years ended December 31, 2013 and 2012, GBH CPAs, PC, billed us $32,365 and $23,340, respectively, in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.

Tax Fees

During the years ended December 31, 2013 and 2012, GBH CPAs, PC, billed us $0 and $0, respectively, for professional services for tax preparation.

All Other Fees

During the years ended December 31, 2013 and 2012, GBH CPAs, PC, billed us $0 for and $0, respectively, other fees.

Of the fees described above for the years ended December 31, 2013 and 2012, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of Consolidation Services, Inc.(1)
3.2	Articles of Amendment to Articles of Incorporation (1)
3.3	Bylaws of Consolidation Services, Inc. (1)
10.1	Separation and Distribution Agreement by and between Consolidation Services, Inc. and Colt Resources, Inc.(2)
10.2

Form of Asset Purchase Agreement dated April 1, 2010 entered into by the Company and each of 12 oil and gas partnerships each of which agreement has substantially the same forms for each of the other 11 oil gas partnership. (3)

10.3	Unaudited Pro Forma Combined Financial Information as of March 31, 2010 (4)
10.4	Unaudited Pro Forma Combined Financial Information as of December, 2009 (4)
10.5	Employment Agreement dated as of April 7, 2010 by and between Consolidation Services, Inc. and Gary D. Kucher (6)
10.6	Agreement for Financial and Accounting Consultation Services dated as of April 2, 2010 by and between Consolidation Services, Inc. and Pamela J. Thompson, CPA, PC (6)
10.7	Consulting Agreement dated as of December 1, 2012 by and between the Company and Carl Casareto (7)
10.8	Consulting Agreement dated as of January 1, 2013 by and between the Company and Richard Polep (8)
10.9	Consulting Agreement dated as of January 28, 2013 by and between the Company and Brady Stahl (9)
10.10	Consulting Agreement dated as of January 28, 2013 by and between the Company and Sean Kirwin (9)
10.11	Fifth Amendment to (Amended) Employment Agreement dated as of January 11, 2013, by and between the and Gary Kucher (10)
10.12	Bill of Sale and Assignment, Release and Assumption agreement dated as of February 21, 2013 (11)
10.13	International Franchise Agreement of Hertz Equipment Rental System dated March 21, 2013 by and between Hertz equipment Rental Corporation and Mongolia Equipment Rental Corporation (12)
14.1	Code of Ethics (5)

*21.1	Subsidiaries of Registrant
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

*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Schema.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1) Incorporated by reference from the Company's Form SB-2 filed with the Commission on April 13, 2007.

(2) Incorporated by reference to the Company's Current Report on Form 8-K for February 9, 2010 filed with the Commission on February 12, 2010.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K for April 1, 2010, filed with the Commission on April 7, 2010.

(4) Incorporated by reference to the Company’s Amended Current Report on Form 8-K for April 1, 2010, filed with the Commission on July 20, 2010.

(5) Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2010, filed with the Commission on April 15, 2011.

(6) Incorporated by reference to the Company’s Current Report on Form 8-K for April 2, 2010, filed with the commission on May 25, 2012.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K for December 1, 2012, filed with the Commission on December 1, 2012.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K for January 1, 2012, filed with the Commission on January 18, 2012.

(9) Incorporated by reference to the Company’s Current Report on Form 8-K for January 24, 2013, filed with the Commission on January 29, 2013

(10) Incorporated by reference to the Company’s Current Report on Form 8-K for January 11, 2013, filed with the Commission on February 4, 2013.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K for February 1, 2013, filed with the Commission on February 27, 2013

(12) Incorporated by reference to the Company’s Current Report of Form 8-K for March 18, 2013 filed with the Commission on March 25, 2013.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidation Services, Inc.

Dated: March 28, 2014		/s/ Gary D. Kucher
	By:	Gary D. Kucher
	Its:	Chief Executive Officer, (Principal Executive Officer), Director

Dated: March 28, 2014		/s/ Richard S. Polep
	By:	Richard S. Polep
	Its:	Chief Financial Officer, (Principal Accounting and Financial Officer), Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2014		/s/ Gary D. Kucher
	By:	Gary D. Kucher
	Its:	Chief Executive Officer, Director

Dated: March 28, 2014		/s/ Richard S. Polep
	By:	Richard S. Polep
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Dated: March 28, 2014		/s/ E. Michael Ussery
	By:	E. Michael Ussery
	Its:	Chairman of the Board

Dated: March 28, 2014		/s/ Roy Tashi, OAM
	By:	Roy Tashi, OAM
	Its:	Director

Dated: March 28, 2014		/s/ Hieronymus Niessen
	By:	Hieronymus Niessen
	Its:	Director