Form 10-Q
period 2014-03-31
Consolidation Services, Inc.
filed 2014-05-15
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2014
Common stock, $0.001 par value	15,212,553

CONSOLIDATION SERVICES, INC.

INDEX TO FORM 10-Q FILING

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS:
CURRENT ASSETS
Cash	$56,428	$119,999
Accounts receivable	4,235	3,331
Prepaid expenses	27,356	39,400
Total current assets	88,019	162,730

PROPERTY AND EQUIPMENT:
Oil and gas properties subject to amortization, net	284,263	284,936
Support equipment, net	57,928	58,368
License, net	41,625	42,750
TOTAL ASSETS	$471,835	$548,784

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$572,555	$609,982
Accounts payable - related parties	653,223	604,844
Accrued expenses	13,892	24,313
Accrued interest - stockholder	73,826	60,207
Convertible notes payable, net	180,438	100,083
Notes payable - stockholder	731,198	731,198
Total current liabilities	2,225,132	2,130,627

Asset retirement obligations	3,567	3,667
TOTAL LIABILITIES	2,228,699	2,134,294

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 15,212,553 and 15,167,553 issued and outstanding, respectively	15,213	15,168
Additional paid-in capital	9,977,848	9,891,767
Accumulated deficit	(11,749,925)	(11,492,445)
Total stockholders' deficit	(1,756,864)	(1,585,510)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$471,835	$548,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended,
	March 31,
	2014	2013

OIL AND GAS REVENUES	$21,167	$24,395

COSTS AND OPERATING EXPENSES:
Lease operating expenses	10,771	30,969
Depreciation, depletion, amortization and accretion	2,138	3,387
General and administrative	225,624	297,124
Total costs and operating expenses	238,533	331,480
OPERATING LOSS	(217,366)	(307,085)

OTHER (INCOME) EXPENSES
Interest income	(45)	-
Interest expense	40,159	7,962
Total other expenses	40,114	7,962

NET LOSS	$(257,480)	$(315,047)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	15,169,895	14,359,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,480)	$(315,047)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	1,738	2,336
Accretion of asset retirement obligations	400	1,051
Stock-based compensation	-	144,000
Amortization of debt discount	21,481	-
Changes in operating assets and liabilities:
Prepaid expenses	12,044	6,899
Accounts receivable	(904)	(2,424)
Accounts payable and accrued expenses	(2,848)	36,545
Accounts payable and accrued expenses - related parties	48,379	54,380
Accrued interest - stockholder	13,619	7,598
Net cash used in operating activities	(163,571)	(64,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for licensing agreement	-	(45,000)
Net cash used in investing activities	-	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	100,000	-
Proceeds from notes payable	-	104,000
Net cash provided by financing activities	100,000	104,000

DECREASE IN CASH	(63,571)	(5,662)
CASH, BEGINNING OF PERIOD	119,999	12,597
CASH, END OF PERIOD	$56,428	$6,935

SUPPLEMENTAL CASH FLOWS INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to settle accounts payable	$45,000	$-
Warrants issued as debt discount	$41,126	$-
Change in estimates of asset retirement obligations	$500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATION SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee and development activities in connection with its international franchise agreement for Mongolia with Hertz Equipment Rental Corporation.

Principles of Consolidation

The consolidated financial statements include the accounts of Consolidation Services, Inc. and its subsidiaries, Hydrocarbons Holdings, Inc., Vector Energy Services, Inc. (not an operating company in 2013 or 2014), CSI Energy, Inc. (not an operating company in 2013 or 2014), CSI Resource, Inc. (not an operating company in 2013 or 2014) and Mongolia Equipment Rental Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2013, included within its Form 10-K, as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

For the three months ended March 31, 2014 and 2013, the following stock options, stock warrants and convertible debt to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Stock options	147,676	--
Stock warrants	500,000	--
Convertible debt	250,000	--
Total	897,676	--

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock award using the straight-line method.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Interest-bearing accounts are insured up to $250,000. At March 31, 2014, the Company had no cash in accounts over $250,000.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including an accumulated deficit of $11,749,925 and a net loss for the three months ended March 31, 2014 of $257,480.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES

During the three months ended March 31, 2014 and 2013, the Company did not purchase or dispose of any oil and gas properties.

During the three months ended March 31, 2014 and 2013, the Company recorded depletion and depreciation expense of $173 and $1,709, respectively on the oil and gas properties.

During the three months ended March 31, 2014 and 2013, the Company recorded a change in estimate of retirement obligations of $500 and $0, respectively.

Net oil and gas properties by classification at March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
Proved oil and gas properties	$774,222	$774,222
Unproved oil and gas properties	868,828	868,828
Asset retirement asset	1,275	1,775
Accumulated depreciation, depletion and impairment	(1,360,062)	(1,359,889)
Total oil and gas assets	$284,263	$284,936

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities.  The equipment is depreciated over the useful life of the underlying oil and gas property.  The following table details the support facilities and equipment as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Support facilities and equipment	$785,000	$785,000
Accumulated depreciation and impairment	(727,072)	(726,632)
Total support facilities and equipment	$57,928	$58,368

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

In consideration for the license provided under the Franchise Agreement, during the year ended December 31, 2013, the Franchisee paid Franchisor a license fee of $45,000 and also will (i) pay a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per year; and (ii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. The monthly license fee is owed to the Franchisor beginning July 1, 2014 (one year after the commencement date of the license agreement).  In addition, Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

The Company has not generated revenue from the Franchise Agreement.  During the three months ended March 31, 2014, the Company recorded $1,125 of amortization expense of its license.

NOTE 6 - 12% SECURED CONVERTIBLE PROMISSORY NOTES

In December 2013, the Company issued two 12% secured convertible promissory notes totaling $150,000, due twelve months from date of issuance. The interest on the convertible promissory notes is 12% per annum, payable quarterly. The convertible promissory notes are secured by all of the assets of the Company and are convertible into shares of common stock at the option of the holder at a conversion price of $1.00 per share. The note holders were also issued warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 which expire five years from the issuance date.  The relative fair value of the warrants at the grant date was $49,917, and is recorded as debt discount and will be accreted to interest expense over the twelve-month term of the notes.

In January 2014, the Company issued two secured convertible promissory notes for cash proceeds of $100,000 in total. The notes are due in twelve months and are convertible into shares of common stock at the option of the holder at conversion price of $1.00. The notes bear interest at 12% that is payable quarterly.  The notes are secured by all of the assets of the Company. The note holders were also issued warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term. The relative fair value of the warrants at the grant date was $41,126 and is recorded as a debt discount and will be accreted to interest expense over the twelve-month term of the notes.

During the three months ended March 31, 2014, the Company amortized $21,481 of debt discount to interest expense on these obligations.

The Company analyzed the convertible promissory notes and warrants for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Convertible notes payable consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Convertible notes payable, dated December 16, 2013, bearing interest at 12% per annum, matures December 16, 2014 and convertible into shares of common stock at $1.00 per share	$150,000	$150,000
Convertible notes payable, dated January 13, 2014, bearing interest at 12% per annum, matures January 13, 2015 and convertible into shares of common stock at $1.00 per share	100,000	--
Less: debt discount	(69,562)	(49,917)
Convertible notes payable, net	$180,438	$100,083

NOTE 7- RELATED PARTY TRANSACTIONS

Notes payable - related party

During the three months ended March 31 2014 and 2013, the Company entered into notes payable with a stockholder totaling $0 and $104,000, respectively. All of the notes payable are due on demand, have no periodic payment terms and bear interest at an interest rate of 6% - 7.5% per annum. As of March 31, 2014 and December 31, 2013, amounts due for these notes payable were $731,198.

The Company recorded $11,178 and $7,962 of interest expense related to these notes payable during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company owed $73,826 and $60,207, respectively, of interest to the stockholder.

Accounts payable - Related parties

The Company owes compensation to its CEO pursuant to his employment agreement.  The amount owed is due on demand and does not bear interest. At March 31, 2014 and December 31, 2013, amounts due to the CEO were $650,818 and $602,439, respectively, and are recorded as accounts payable - related parties in the consolidated balance sheets.

The Company also owes another related party $2,405 at March 31, 2014 and December 31, 2013, respectively, for reimbursement of expenses and is recorded as accounts payable - related parties in the consolidated balance sheets.

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

The following is a description of the changes to the Company’s asset retirement obligations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Asset retirement obligation at beginning of the period	$3,667	$4,384
Change in estimate	(500)	--
Accretion expense	400	1,051
Asset retirement obligation at end of the period	$3,567	$5,435

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Chief Executive Officer Employment Agreement

The Company entered into an amended employment agreement with its CEO on January 11, 2013 that expires on July 1, 2016 and automatically renews on an annual basis unless terminated pursuant to the agreement.  The agreement provides for:

i.

A monthly salary of $25,000 per month.

ii.

A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

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

NOTE 11- STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

In March 2014, the Company issued 45,000 shares of common stock to a trade creditor in exchange and release of $45,000 of indebtedness. The exchange price was $1.00 per common share, which was the fair value of the services provided by the trade creditor.

During the three months ended March 31, 2013, the Company issued 1,400,000 shares of common stock for services to employees, of which 400,000 shares were earned in 2012 and recorded as a $32,000 common stock payable as of December 31, 2012 and the remaining 1,000,000 shares of common stock were granted during the three months ended March 31, 2013.  The Company recorded stock compensation expense of $80,000 during the three months ended March 31, 2013 in connection with the grant of these 1,000,000 shares of common stock based on the fair value of the common stock on the grant dates.

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

Stock Options

On July 1, 2013, the Company issued its CEO fully vested options to purchase 146,676 shares of common stock of the Company with an exercise price of $0.30 per share. The stock price on the grant date was $0.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 0.88%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the fair value of these options on the grant date was $75,242 which the Company recorded as stock-based compensation expense during the year ended December 31, 2013.   The intrinsic value of the stock options at the issuance date and March 31, 2013 was $30,802 and $0, respectively.  The weighted average remaining contractual terms were 4.25 years for these stock options at March 31, 2014.

Stock Warrants

During March 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.35 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate of 1.65%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $41,125, which the Company recorded as debt discount during the three months ended March 31, 2014.  The intrinsic value of the warrants at the issuance date and March 31, 2014 was $69,853. The weighted average remaining contractual terms were 4.8 years for these warrants at March 31, 2014.

During December 2013, the Company issued its holders of convertible debt fully vested warrants to purchase 300,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.25 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate of 1.55%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the relative fair value of these warrants on the grant date was $49,917, which the Company recorded as debt discount during the year ended December 31, 2013. The intrinsic value of the warrants at the issuance date and March 31, 2013 was $0 and $0, respectively. The weighted average remaining contractual terms were 4.7 years for these warrants at March 31, 2014.

NOTE 12 - SEGMENT INFORMATION

Consolidation Services, Inc. has two reporting segments and corporate overhead:

•

Oil and Gas - the Company has oil and gas assets and liabilities, located in Kentucky and Tennessee.  Prior to 2013, all of the Company’s business activities were derived from this segment.

•

Equipment Rental - the Company will operate a business of renting, selling and maintaining equipment primarily for use in mining, construction, materials handling and commercial and industrial activities under an international franchise agreement with Hertz Equipment Rental Corporation and Hertz Equipment Rental System in Mongolia.

•

Corporate Overhead - the Company’s investment holding including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were developed internally and management remains the same. To date, the Company’s operations are principally in the United States. At this time, no single foreign country or geographic area is significant to the consolidated financial statements, although a shift in focus to develop the Mongolian segment may be required in the future.

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended March 31,
	2014	2013
Revenues:
Oil and gas	$21,167	$24,395
Total revenues	$21,167	$24,395

Operating loss:
Oil and gas	$(11,784)	$(34,356)
Equipment rental	(1,125)	-
Corporate	(225,624)	(297,124)
Operating loss	(238,533)	(331,480)

	March 31, 2014	December 31, 2013
Identifiable assets:
Oil and gas	$346,426	$346,635
Equipment rental	41,625	42,750
Corporate	83,784	159,399
Total identifiable assets	$471,835	$548,784

NOTE 13 - SUBSEQUENT EVENTS

In April 2014, the Company issued a secured convertible promissory note for cash proceeds of $100,000. The note is due in twelve months and is convertible into shares of common stock at the option of the holder at conversion price of $1.00. The note bears interest at 12% that is payable quarterly.  The note is secured by all of the assets of the Company. The note holder was also issued warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term. The relative fair value of the warrants at the grant date was $50,937 and is recorded as a debt discount and will be accreted to interest expense over the twelve-month term of the note.

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

General

 Consolidation Services, Inc. (the “Company” or “CNSV”) was incorporated in the State of Delaware on January 26, 2007.

Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations on approximately 12,000 contiguous acres in Tennessee. It also held the mineral rights for oil & gas on those properties (“Legacy Properties”). The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 via a spin-off while maintaining its oil and gas rights in the Company. On April 1, 2010, the Company executed an acquisition of producing oil and gas properties, in Kentucky and Tennessee. The Company’s current operations consist primarily of the maintenance and production of those oil and gas mineral reserves.  It has not begun exploration or production of its oil and gas rights on its Legacy Properties.

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

In consideration for the license provided under the Franchise Agreement, Franchisee paid Franchisor: (i) an initial fee of $45,000; (ii) will pay a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per annum, commencing on July 1, 2014; and (iii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. In addition Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

Supplemental Oil and Gas Information - Comparisons of the three months ended March 31, 2014 and 2013

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended March 31,
	2014	2013
Production
Oil (Bbls)	217	313
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	217	313

Average Prices
Oil ($/Bbl)	$97.54	$77.94
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$34.59	$98.94

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended March 31, 2014 were $21,167 as compared to $24,395 for 2013.  Our revenues are from the sale of our oil and gas production.  During the three months ended March 31, 2014, we produced approximately 217 barrels and received an average price per barrel of $97.54 while during 2013 we produced 313 barrels and received an average price per barrel of $77.94.

Our operating expenses for production activities for the three months ended March 31, 2014 and 2013 were $12,909 (comprised of $10,771 of lease operating expenses and $2,138 of depreciation, depletion and amortization) and $34,356 (comprised of $30,969 of lease operating expenses and $3,387 of depreciation, depletion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during 2014.

Our general and administrative expenses for the three months ended March 31, 2014 and 2013 were $225,624 and $297,124, respectively.  The decrease is primarily attributable to a decrease in compensation to management personnel.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2014 was $163,571 as compared to $64,662 for the three months ended March 31, 2013.   The increase in cash flows used in operations was primarily attributable due to a larger loss from operations during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, when excluding stock-based compensation.

Our cash used in investing activities for the three months ended March 31, 2014 was $0 as compared to $45,000 for 2013.  The Company spent $45,000 to purchase the Hertz licensing agreement during the three months ended March 31, 2013.

Our cash provided by financing activities for the three months ended March 31, 2014 was $100,000 from convertible notes as compared to the Company received $104,000 from notes payable for 2013.

At March 31, 2014 and December 31, 2013, the Company owed $250,000 and $150,000, respectively, of convertible notes payable which bear interest at 12% and are due 1 year from the issuance dates.

The total of notes payable due to a stockholder is $731,198 at March 31, 2014 and December 31, 2013.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $257,480 and $315,047 for the three months ended March 31, 2014 and 2013, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had a loss from operations for the three months ended March 31, 2014.   Further, the Company had inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is pursuing additional funds through loans and additional sales of its common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2014.

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

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

(b)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There were no material changes during our three months ended March 31, 2014 from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company granted 45,000 restricted shares of Common Stock of the Company for the payment of accounts payable.  The fair value of the shares on the grant date was $45,000. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(a)(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. There was no placement agent or underwriter involved and no sales commissions were paid.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended March 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

10.3	Unaudited Pro Forma Combined Financial Information as of March 31, 2010 (4)
10.4	Unaudited Pro Forma Combined Financial Information as of December, 2009 (4)
10.5	Employment Agreement dated as of April 7, 2010 by and between Consolidation Services, Inc. and Gary D. Kucher (6)
10.6	Agreement for Financial and Accounting Consultation Services dated as of April 2, 2010 by and between Consolidation Services, Inc. and Pamela J. Thompson, CPA, PC (6)
10.7	Consulting Agreement dated as of December 1, 2012 by and between the Company and Carl Casareto (7)
10.8	Consulting Agreement dated as of January 1, 2013 by and between the Company and Richard Polep (8)
10.9	Consulting Agreement dated as of January 28, 2013 by and between the Company and Brady Stahl (9)
10.10	Consulting Agreement dated as of January 28, 2013 by and between the Company and Sean Kirwin (9)
10.11	Fifth Amendment to (Amended) Employment Agreement dated as of January 11, 2013, by and between the Company and Gary Kucher (10)
10.12	Bill of Sale and Assignment, Release and Assumption agreement dated as of February 21, 2013 (11)
10.13	International Franchise Agreement of Hertz Equipment Rental System dated March 21, 2013 by and between Hertz equipment Rental Corporation and Mongolia Equipment Rental Corporation (12)
10.14	Consulting Agreement dated August 1, 2013 by and between the Company and Michael Telford (13)
14.1	Code of Ethics (5)
*21.1	Subsidiaries of Registrant
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

(9) Incorporated by reference to the Company’s Current Report on Form 8-K for January 24, 2013, filed with the Commission on January 29, 2013

(10) Incorporated by reference to the Company’s Current Report on Form 8-K for January 11, 2013, filed with the Commission on February 4, 2013.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K for February 1, 2013, filed with the Commission on February 27, 2013

(12) Incorporated by reference to the Company’s Current Report of Form 8-K for March 18, 2013 filed with the Commission on March 25, 2013.

(13) Incorporated by reference to the Company’s Current Report of Form 8-K for August 1, 2013, filed with the Commission on August 7, 2013

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Consolidation Services, Inc.

Date: May 15, 2014	By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer)