Form 10-Q
period 2014-06-30
Consolidation Services, Inc.
filed 2014-08-15
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Small reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common stock, $0.001 par value	15,212,553

CONSOLIDATION SERVICES, INC.

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013	4
	Consolidated Statements of Cash Flows for six months ended June 30, 2014 and 2013	5
	Notes to Consolidated Financial Statements	6-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5	Other information	23
Item 6.	Exhibits	24
	Signature Pages	25

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
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATION SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$39,287	$119,999
Accounts receivable	4,010	3,331
Prepaid expenses	17,343	39,400
Total current assets	60,640	162,730

PROPERTY AND EQUIPMENT
Oil and gas properties subject to amortization, net	284,559	284,936
Support equipment, net	57,113	58,368
Net property and equipment	341,672	343,304
License, net	40,500	42,750
TOTAL ASSETS	$442,812	$548,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$547,537	$609,982
Accounts payable - related party	701,602	604,844
Accrued expenses	3,473	24,313
Accrued interest - stockholder	82,236	59,270
Accrued interest	4,756	937
Convertible notes payable, net	284,394	100,083
Notes payable - stockholder	731,198	731,198
Total current liabilities	2,355,196	2,130,627

Asset retirement obligations	4,843	3,667
TOTAL LIABILITIES	2,360,039	2,134,294

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares
authorized; 15,212,553 and 15,167,553 issued and
outstanding as of June 30, 2014 and December 31, 2013, respectively	15,213	15,168
Additional paid-in capital	10,061,329	9,891,767
Accumulated deficit	(11,993,769)	(11,492,445)
Total stockholders' deficit	(1,917,227)	(1,585,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$442,812	$548,784

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONSOLDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013

OIL AND GAS REVENUES	$ 15,937	$ 34,075	$ 37,104	$58,470

COSTS AND OPERATING EXPENSES:
Lease operating expenses	17,301	32,888	28,072	63,857
Depreciation, depletion, amortization and accretion	2,920	1,360	5,058	4,747
General and administrative	181,096	199,229	406,720	496,353
Total costs and operating expenses	201,318	233,447	439,850	564,957
OPERATING LOSS	(185,380)	(199,402)	(402,746)	(506,487)

OTHER (INCOME) EXPENSES
Interest income	(4)	-	(49)	-
Interest expense	58,468	9,575	98,627	17,537
Total other expenses	58,464	9,575	98,578	17,537

NET LOSS	$ (243,484)	$ (208,977)	$ (501,324)	$ (524,024)

Loss per common share, basic and diluted	$ (0.02)	$ (0.01)	$ (0.03)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	15,212,553	14,767,553	15,195,053	14,657,553

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONSOLIDATION SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(501,324)	$(524,024)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, accretion and amortization	5,058	4,747
Amortization of debt discount	58,918	-
Stock-based compensation	-	144,000
Changes in operating assets and liabilities:
Prepaid assets	22,057	18,715
Accounts receivable	(679)	5,816
Accounts payable and accrued expenses	(33,529)	86,201
Accounts payable and accrued expenses - related party	96,758	111,643
Accrued interest - shareholder	22,029	16,900
Net cash used in operating activities	(330,712)	(136,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for licensing agreement	-	(45,000)
Net cash used in investing activities	-	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	250,000	-
Proceeds from issuance of notes payable - shareholder	-	187,000
Net cash provided by financing activities	250,000	187,000

INCREASE (DECREASE) IN CASH	(80,712)	5,998
CASH, BEGINNING OF PERIOD	119,999	12,597
CASH, END OF PERIOD	$39,287	$18,595

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$12,494	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle accounts payable	$45,000	$-
Warrants issued as debt discount	$124,607	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2013, included within its Form 10-K, as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks.

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

For the six months ended June 30, 2014 and 2013, the following stock options, stock warrants and convertible debt to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended June 30,
	2014	2013
Stock options	147,676	-
Stock warrants	900,000	-
Convertible debt	400,000	-
Total	1,447,676	-

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Interest-bearing accounts are insured up to $250,000. At June 30, 2014, the Company had no cash in accounts over $250,000.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including an accumulated deficit of $11,993,769 and a net loss for the six months ended June 30, 2014 of $501,324.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES

During the six months ended June 30, 2014 and 2013, the Company did not purchase or dispose of any oil and gas properties.

During the six months ended June 30, 2014 and 2013, the Company recorded depletion and depreciation expense of $1,632 and $1,709, respectively, on the oil and gas properties.

Net oil and gas properties by classification at June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
Proved oil and gas properties	$774,222	$774,222
Unproved oil and gas properties	868,828	868,828
Asset retirement asset	1,775	1,775
Accumulated depreciation, depletion and impairment	(1,360,266)	(1,359,889)
Total oil and gas assets	$284,559	$284,936

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities.  The equipment is depreciated over the useful life of the underlying oil and gas property.  The following table details the support facilities and equipment as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Support facilities and equipment	$785,000	$785,000
Accumulated depreciation and impairment	(727,887)	(726,632)
Total support facilities and equipment	$57,113	$58,368

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

The Franchise Agreement provides that so long as the Franchise Agreement remains in place and for one-year after the expiration or termination of the Franchise Agreement: (i) Franchisor will not establish or license another to establish an Equipment Rental Business in the country of Mongolia; and (ii) Franchisor will not establish or license another to establish a truck rental business under the System (“Truck Rental Business”) in the country of Mongolia without first having afforded Franchisee a non-transferrable right of first refusal to establish a Truck Rental Business in the country of Mongolia. In addition, Franchisee shall have a right of first opportunity (prior to Franchisor entering into any substantive discussions or negotiations with any other party) to acquire the franchise for any Equipment Rental Business in the country of Burma (a/k/a Myanmar).

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

At June 30, 2014, the Company has not generated revenue from the Franchise Agreement.  During the six months ended June 30, 2014, the Company recorded $2,250 of amortization expense of its license. At June 30, 2014 and December 31, 2013, the Company had accumulated amortization of $4,500 and $2,250, respectively.

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

In June 2014, the Company issued a secured convertible promissory note for cash proceeds of $50,000. The note is due in twelve months and is convertible into shares of common stock at the option of the holder at conversion price of $1.00. The note bears interest at 12% that is payable quarterly.  The note is secured by all of the assets of the Company. The note holder was also issued warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term. The relative fair value of the warrants at the grant date was $25,707 and is recorded as a debt discount and will be accreted to interest expense over the twelve-month term of the note.

During the six months ended June 30, 2014, the Company amortized $58,918 of debt discount to interest expense on these obligations.

The Company analyzed the convertible promissory notes and warrants for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

Convertible notes payable consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Convertible notes payable, dated December 16, 2013, bearing interest at 12% per annum, mature December 16, 2014 and convertible into shares of common stock at $1.00 per share	$150,000	$150,000
Convertible notes payable, dated January 13, 2014, bearing interest at 12% per annum, mature January 13, 2015 and convertible into shares of common stock at $1.00 per share	100,000	-
Convertible notes payable, dated April 18, 2014, bearing interest at 12% per annum, mature April 18, 2015 and convertible into shares of common stock at $1.00 per share	100,000	-
Convertible notes payable, dated June 16, 2014, bearing interest at 12% per annum, mature June 16, 2015 and convertible into shares of common stock at $1.00 per share	50,000	-
Less: debt discount	(115,606)	(49,917)
Convertible notes payable, net	$284,394	$100,083

NOTE 7- RELATED PARTY TRANSACTIONS

Notes payable - related party

During the six months ended June 30, 2014 and 2013, the Company entered into notes payable with a stockholder totaling $0 and $187,000, respectively. All of the notes payable are due on demand, have no periodic payment terms and bear interest at an interest rate of 6% - 7.5% per annum. As of June 30, 2014 and December 31, 2013, amounts due for these notes payable were $731,198.

The Company recorded $21,600 and $17,537 of interest expense related to these notes payable during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company owed $82,236 and $59,270, respectively, of interest to the stockholder.

Accounts payable - related party

The Company owes compensation to its CEO pursuant to his employment agreement.  The amount owed is due on demand and does not bear interest. At June 30, 2014 and December 31, 2013, amounts due to the CEO were $701,602 and $604,844, respectively, and are recorded as accounts payable - related parties in the consolidated balance sheets.

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

The following is a description of the changes to the Company’s asset retirement obligations for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Asset retirement obligation at beginning of the period	$3,667	$4,384
Accretion expense	1,176	1,351
Asset retirement obligation at end of the period	$4,843	$5,735

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

NOTE 10- STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

In March 2014, the Company issued 45,000 shares of common stock to a trade creditor in exchange and release of $45,000 of indebtedness. The exchange price was $1.00 per common share, which was the fair value of the services provided by the trade creditor.

During the six months ended June 30, 2013, the Company issued 1,400,000 shares of common stock for services to employees, of which 400,000 shares were earned in 2012 and recorded as a $32,000 common stock payable as of December 31, 2012 and the remaining 1,000,000 shares of common stock were granted during the six months ended June 30, 2013.  The Company recorded stock compensation expense of $80,000 during the six months ended June 30, 2013 in connection with the grant of these 1,000,000 shares of common stock based on the fair value of the common stock on the grant dates.

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

Stock Options

On July 1, 2013, the Company issued its CEO fully vested options to purchase 146,676 shares of common stock of the Company with an exercise price of $0.30 per share. The stock price on the grant date was $0.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 0.88%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the fair value of these options on the grant date was $75,242 which the Company recorded as stock-based compensation expense during the year ended December 31, 2013.   The intrinsic value of the stock options at the issuance date and June 30, 2013 was $30,802 and $0, respectively.  The weighted average remaining contractual terms were 4.25 years for these stock options at June 30, 2014.

Stock Warrants

During June 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.53. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest of 1.71%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $25,707, which the Company recorded as debt discount during the six months ended June 30, 2014.  The intrinsic value of the warrants at the issuance date and June 30, 2014 was $52,909. The weighted average remaining contractual terms were 5.0 years for these warrants at June 30, 2014.

During April 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.52 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate of 1.69%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $50,937, which the Company recorded as debt discount during the six months ended June 30, 2014.  The intrinsic value of the warrants at the issuance date and June 30, 2014 was $103,820. The weighted average remaining contractual terms were 4.8 years for these warrants at June 30, 2014.

During January 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.35 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate of 1.60%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $41,125, which the Company recorded as debt discount during the six months ended June 30, 2014.  The intrinsic value of the warrants at the issuance date and June 30, 2014 was $69,853. The weighted average remaining contractual terms were 4.8 years for these warrants at June 30, 2014.

During December 2013, the Company issued its holders of convertible debt fully vested warrants to purchase 300,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.25 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 1.55%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the relative fair value of these warrants on the grant date was $49,917, which the Company recorded as debt discount during the year ended December 31, 2013. The intrinsic value of the warrants at the issuance date and June 30, 2013 was $0 and $0, respectively. The weighted average remaining contractual terms were 4.7 years for these warrants at June 30, 2014.

NOTE 11 - SEGMENT INFORMATION

Consolidation Services, Inc. has two reporting segments and corporate overhead:

•

Oil and Gas - the Company has oil and gas assets and liabilities, located in Kentucky and Tennessee.  Prior to 2013, all of the Company’s business activities were derived from this segment.

•

Equipment Rental - the Company will operate a business of renting, selling and maintaining equipment primarily for use in mining, construction, materials handling and commercial and industrial activities under an international franchise agreement with Hertz Equipment Rental Corporation and Hertz Equipment Rental System in Mongolia that is currently in effect.

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

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended June 30,
	2014	2013
Revenues:
Oil and gas	$ 15,937	$ 34,075
Total revenues	$ 15,937	$ 34,075

Operating loss:
Oil and gas	$ (3,159)	$ (34,248)
Equipment rental	(1,125)	-
Corporate	(181,096)	(199,229)
Operating loss	(185,380)	(233,479)

	Six months ended June 30,
	2014	2013
Revenues:
Oil and gas	$ 37,104	$ 58,470
Total revenues	$ 37,104	$ 58,470

Operating loss:
Oil and gas	$ 6,224	$ (68,604)
Equipment rental	(2,250)	-
Corporate	(406,720)	(496,353)
Operating loss	(402,746)	(524,024)

	June 30, 2014	December 31, 2013
Identifiable assets:
Oil and gas	$ 345,682	$ 346,635
Equipment rental	40,500	42,750
Corporate	56,630	159,399
Total identifiable assets	$ 442,812	$ 548,784

NOTE 12 - SUBSEQUENT EVENTS

On July 1, 2014, the Company issued its Chief Executive Officer options to purchase 152,126 shares of common stock of the Company at a price of $0.40 per share in accordance with his Employment Agreement. The stock price for the grant date was $0.40 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 287% (2) term of 5 years and (3) expected stock volatility of    287%. As a result, the fair value of these options on the grant date was $60,774.

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

The license granted to Franchisee under the Franchise Agreement commenced on July 1, 2013 and continues for a period of ten (10) years, unless renewed or sooner terminated.  The Franchisee shall have the option to renew the license for two (2) successive five (5) year terms, subject to the terms of the then current Hertz Equipment Rental System International Franchise Agreement, and provided such terms shall preserve Franchisee’s right to renew for an additional two successive five year periods and will not require the payment of an initial fee by Franchisee and the Franchisee is not in default on the Franchise Agreement.

The Franchise Agreement provides that so long as the Franchise Agreement remains in place and for one-year after the expiration or termination of the Franchise Agreement: (i) Franchisor will not establish or license another to establish an Equipment Rental Business in the country of Mongolia; and (ii) Franchisor will not establish or license another to establish a truck rental business under the System (“Truck Rental Business”) in the country of Mongolia without first having afforded Franchisee a non-transferrable right of first refusal to establish a Truck Rental Business in the country of Mongolia. In addition, Franchisee shall have a right of first opportunity (prior to Franchisor entering into any substantive discussions or negotiations with any other party) to acquire the franchise for any Equipment Rental Business in the country of Burma (a/k/a Myanmar).

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

At June 30, 2014, the Company has not earned any revenue on the Franchise Agreement.

Supplemental Oil and Gas Information - Comparisons of the three months ended June 30, 2014 and 2013

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended June 30,
	2014	2013
Production
Oil (Bbls)	153	353
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	153	353

Average Prices
Oil ($/Bbl)	$104.16	$89.29
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$113.08	$93.16

Results of Operations For the Three Months ended June 30, 2014 and 2013

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended June 30, 2014 were $15,937 as compared to $34,075 for 2013.  Our revenues are from the sale of our oil and gas production.  During the three months ended June 30, 2014, we produced approximately 153 barrels and received an average price per barrel of $104.16 while during the same period in 2013, we produced 353 barrels and received an average price per barrel of $89.29. The decrease was due to workover being performed on several of the Company's wells, causing production to decrease.

Our operating expenses for production activities for the three months ended June 30, 2014 and 2013 were $20,221 (comprised of $17,301 of lease operating expenses and $2,920 of depreciation, depletion, accretion and amortization) and $34,248 (comprised of $32,888 of lease operating expenses and $1,360 of depreciation, depletion, accretion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during 2014.

Our general and administrative expenses for the three months ended June 30, 2014 and 2013 were $181,096 and $199,229, respectively.  The increase is primarily attributable to an increase in compensation to management personnel.

Supplemental Oil and Gas Information - Comparisons of the six months ended June 30, 2014 and 2013

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Six months ended June 30,
	2014	2013
Production
Oil (Bbls)	370	619
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	370	619

Average Prices
Oil ($/Bbl)	$100.28	$85.88
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$75.87	$103.16

Results of Operations For the Six Months ended June 30, 2014 and 2013

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the six months ended June 30, 2014 were $37,104 as compared to $58,470 for 2013.  Our revenues are from the sale of our oil and gas production.  During the six months ended June 30, 2014, we produced approximately 370 barrels and received an average price per barrel of $100.28 while during the same period in 2013 we produced 619 barrels and received an average price per barrel of $85.88. The decrease was due to workover being performed on several of the Company's wells, causing production to decrease.

Our operating expenses for production activities for the six months ended June 30, 2014 and 2013 were $33,130 (comprised of $28,072 of lease operating expenses and $5,058 of depreciation, depletion, accretion and amortization) and $68,604 (comprised of $63,857 of lease operating expenses and $4,747 of depreciation, depletion, accretion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during 2014.

Our general and administrative expenses for the six months ended June 30, 2014 and 2013 were $406,720 and $496,353, respectively.  The decrease is primarily attributable to a decrease in compensation to management personnel.

Liquidity and Capital Resources

At June 30, 2014, the Company had cash of $39,287 versus $119,999 at December 31, 2013.

Our cash used in operating activities for the six months ended June 30, 2014 was $330,712 as compared to $136,002 for the six months ended June 30, 2013.   The increase in cash flows used in operations was primarily attributable due to payments made for accounts payable and accrued liabilities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, when excluding stock-based compensation.

Our cash used in investing activities for the six months ended June 30, 2014 was $0 as compared to $45,000 for 2013.  The Company spent $45,000 to purchase the Hertz licensing agreement during the six months ended June 30, 2013.

Our cash provided by financing activities for the six months ended June 30, 2014 was $250,000 from convertible notes as compared to the Company received $187,000 from notes payable for 2013.

At June 30, 2014 and December 31, 2013, the Company owed $400,000 and $150,000, respectively, of convertible notes payable which bear interest at 12% and are due 1 year from the issuance dates.

The total of notes payable due to a stockholder is $701,602 at June 30, 2014 and December 31, 2013, respectively.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $501,324 and $524,024 for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, we have not generated any revenue from the Hertz licensing agreement.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had a loss from operations for the six months ended June 30, 2014.   Further, the Company had inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is pursuing additional funds through loans and additional sales of its common stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There were no material changes during our six months ended June 30, 2014 from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2014, the Company granted 45,000 restricted shares of Common Stock of the Company for the payment of accounts payable.  The fair value of the shares on the grant date was $45,000. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(a)(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. There was no placement agent or underwriter involved and no sales commissions were paid.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six months ended June 30, 2014.

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

Date: August 14, 2014	Registrant Consolidation Services, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	Registrant Consolidation Services, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)