Form 10-Q
period 2014-09-30
MONGOLIA HOLDINGS, INC.
filed 2014-11-19
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 0-54230

 MONGOLIA HOLDINGS, INC.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2014
Common stock, $0.001 par value	15,567,553

MONGOLIA HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

MONGOLIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS:	(Unaudited)
CURRENT ASSETS
Cash	$108,347	$119,999
Accounts receivable	-	3,331
Prepaid Expenses	12,743	39,400
Total current assets	121,090	162,730

PROPERTY AND EQUIPMENT:
Oil and gas properties subject to amortization, net	284,559	284,936
Support equipment, net	56,486	58,368
Licensing agreement	39,375	42,750
TOTAL ASSETS	501,510	548,784

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	558,837	609,982
Accounts payable - related party	846,732	604,844
Accrued interest	28,875	24,313
Accrued interest-stockholder	93,251	60,207
Convertible notes payable, net of discounts $148,194 and $49,917	426,806	100,083
Notes payable stockholder	731,198	731,198
Total current liabilities	2,685,699	2,130,627

Asset retirement obligations	4,843	3,667
TOTAL LIABILITIES	2,690,542	2,134,294

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized; 15,237,553 and 15,167,553 issued and outstanding	15,238	15,168
Additional paid-in capital	10,203,314	9,891,767
Accumulated deficit	(12,407,584)	(11,492,445)
Total stockholders' deficit	(2,189,032)	(1,585,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$501,510	$548,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MONGOLIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2014	2013	2014	2013

OIL AND GAS REVENUES	$4,573	$34,202	$41,677	$92,672

COSTS AND OPERATING EXPENSES:
Lease operating expenses	5,553	33,847	33,625	97,704
Depreciation, depletion, amortization and accretion	(1,623)	2,450	3,435	7,197
General and administrative	332,184	312,018	738,904	808,371
Total costs and operating expenses	336,114	348,315	775,964	913,272
OPERATING LOSS	(331,541)	(314,113)	(734,287)	(820,600)

OTHER (INCOME) EXPENSES
Interest income	(1)	-	(50)	-
Interest expense	82,275	10,906	180,902	28,443
Total other (income) expenses	82,274	10,906	180,852	28,443

NET LOSS	$(413,815)	$(325,019)	$(915,139)	$(849,043)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	15,237,553	14,767,553	15,220,978	14,767,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MONGOLIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(915,139)	$(849,043)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	2,259	5,639
Accretion of asset retirement obligations	1,176	1,558
Stock compensation	10,750	321,241
Amortization of discount	157,590	-
Amortization of agreement	3,375	-
Changes in operating assets and liabilities:
Prepaid assets	26,657	28,150
Accounts receivable	3,331	(5,260)
Accounts payable and accrued expenses	(6,145)	84,144
Accounts payable - related parties	241,888	162,138
Accrued expenses	4,562	-
Accrued interest - stockholder	33,044	27,420
Net cash used in operating activities	(436,652)	(224,013)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for licensing agreement	-	(45,000)
Net cash used in investing activities	-	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	425,000	-
Proceeds from notes payable	-	265,000
Net cash provided by financing activities	425,000	265,000

INCREASE (DECREASE) IN CASH	(11,652)	(4,013)
CASH, BEGINNING OF YEAR	119,999	12,597
CASH, END OF PERIOD	$108,347	$8,584

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
Common stock issued for the settlement of accounts payable	$45,000	$-
Warrants issued as debt discount	$194,511	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MONGOLIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Mongolia Holdings, formerly Consolidation Services, Inc. (the “Company” or “MNHD”) was incorporated in the State of Delaware on January 26, 2007. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee and development activities in connection with its international franchise agreement for Mongolia with Hertz Equipment Rental Corporation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Mongolia Holdings, Inc. and its wholly owned subsidiaries, Hydrocarbons Holdings, Inc., Vector Energy Services, Inc. (not an operating company in 2013 or 2014), CSI Energy, Inc. (not an operating company in 2013 or 2014), CSI Resource, Inc. (not an operating company in 2013 or 2014), Mongolia Equipment Rental Corporation and HERC LLP.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2013, included within its Form 10-K, as filed with the Securities and Exchange Commission.

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

The Company’s consolidated financial statements are based on a number of significant estimates including the oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, impairment and other valuation allowances for income taxes and equity transactions. The Company’s reserve quantities are determined by an independent petroleum engineering firm. However, management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.  Accordingly, the Company’s estimates are expected to change as future information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company did not have any cash equivalents.

Accounts Receivable

The Company’s accounts receivable consists of accrued revenues from oil and gas production from third party companies in the oil and gas industry.  This concentration of customers may be a consideration of the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry.  In determining whether or not to require collateral from a purchaser or joint interest owner, the Company may analyze the entity’s net worth, cash flows, earnings, past experience and credit ratings.  Historical credit losses incurred by the Company on receivables have not been significant.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future undiscounted cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.

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

The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves.

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

For the nine months ended September 30, 2014 and 2013, the following stock options, stock warrants and convertible debt to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	September 30,	September 30,
	2014	2013
Stock options	299,802	147,676
Stock warrants	1,150,000	--
Convertible debt	575,000	--
Total	2,024,802	147,676

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, advances from related party and convertible debt approximates fair value due to their short-term nature and similar terms on our financing.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Interest-bearing accounts are insured up to FDIC limits. At September 30, 2014, the Company had no cash in accounts over FDIC limits.

During the nine months ended September 30, 2014 and 2013, the Company has one customer that purchases and distributes substantially all of its oil and gas production, which is Barrett Oil Purchasing, Inc.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update ASU No. 2014, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When The Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it become probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated position or results of operations or cash flows.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for  annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains on how to perform a going-concern assessment and when going-concern disclosures would be required under U. S. GAAP. The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements. Management’s evaluation regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 3.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including an accumulated deficit of $12,407,584 and a net loss for the nine months ended September 30, 2014 of $915,139.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES

During the nine months ended September 30, 2014 and 2013, the Company did not purchase or dispose of any oil and gas properties.

During the nine months ended September 30, 2014 and 2013, the Company recorded depletion and depreciation expense of $377 and $1,558 respectively, on the oil and gas properties.

Net oil and gas properties by classification at September 30, 2014 and December 31, 2013 were:

	September 30, 2013	December 31, 2013
Proved oil and gas properties	$774,222	$774,222
Unproved oil and gas properties	868,828	868,828
Asset retirement asset	1,775	1,775
Accumulated depreciation, depletion and impairment	(1,360,266)	(1,359,889)
Total oil and gas assets	$284,559	$284,936

Support facilities and equipment

The Company owns support facilities and equipment which serve its oil and gas production activities. The equipment is depreciated over the useful life 50 years of the underlying oil and gas property using the straight-line method. The following table details the support facilities and equipment as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Support facilities and equipment	$785,000	$785,000
Accumulated depreciation and impairment	(728,514)	(726,632)
Total support facilities and equipment	$56,486	$58,368

Depreciation expense for the period ended September 30, 2014 and 2013 was $1,882 and $1,882, respectively.

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

The Franchise Agreement provides that so long as the Franchise Agreement remains in place and for one-year after the expiration or termination of the Franchise Agreement: (i) Franchisor will not establish or license another to establish an Equipment Rental Business in the country of Mongolia; and (ii) Franchisor will not establish or license another to establish a truck rental business under the System (“Truck Rental Business”) in the country of Mongolia without first having afforded Franchisee a non-transferrable right of first refusal to establish a Truck Rental Business in the country of Mongolia. In addition, Franchisee shall have a right of first opportunity (prior to Franchisor entering into any substantive discussions or negotiations with any other party) to acquire the franchise for any Equipment Rental Business in the country of Burma (n/k/a Myanmar).

In consideration for the license provided under the Franchise Agreement, during the year ended December 31, 2013, the Franchisee paid Franchisor a license fee of $45,000 and also will (i) pay a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per year; and (ii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. The monthly license fee is owed to the Franchisor beginning July 1, 2014 (one year after the commencement date of the license agreement or beginning of operations).  In addition, Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

At September 30, 2014, the Company has not generated revenue from the Franchise Agreement. Since operations have not commenced, the Company believes, based on its conversation with the Franchisor, as it relates to the minimum license fee, there is no minimum fee due. At such time as the Company commences operations, the minimum licensing fee will be due as previously disclosed. During the nine months ended September 30, 2014, the Company recorded $3,375 of amortization expense of its license.

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

In April 2014, the Company issued a secured convertible promissory note for cash proceeds of $100,000. The note is due in twelve months and is convertible into shares of common stock at the option of the holder at conversion price of $1.00. The note bears interest at 12% that is payable quarterly.  The note is secured by all of the assets of the Company. The note holder was also issued warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term. The relative fair value of the warrants at the grant date was $49,450 and is recorded as a debt discount and will be accreted to interest expense over the twelve-month term of the note.

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

In August 2014, the Company issued a secured convertible promissory note for cash proceeds of $50,000. The note is due in twelve months and is convertible into shares of common stock at the option of the holder at conversion price of $1.00. The note bears interest at 12% that is payable quarterly.  The note is secured by all of the assets of the Company. The note holder was also issued warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term. The relative fair value of the warrants at the grant date was $23,118 and is recorded as a debt discount and will be accreted to interest expense over the twelve-month term of the note.

In September 2014, the Company issued a secured convertible promissory note for cash proceeds of $125,000. The note is due in twelve months and is convertible into shares of common stock at the option of the holder at conversion price of $1.00. The note bears interest at 12% that is payable quarterly.  The note is secured by all of the assets of the Company. The note holder was also issued warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term. The relative fair value of the warrants at the grant date was $47,368 and is recorded as a debt discount and will be accreted to interest expense over the twelve-month term of the note.

During the nine months ended September 30, 2014, the Company amortized $103,487 of debt discount to interest expense on these obligations.

Convertible notes payable consist of the following as of September 30, 2014 and December 31, 2013:

	September30, 2014	December 31, 2013
Convertible notes payable, dated December 16, 2013, bearing interest at 12% per annum, matures December 16, 2014 and convertible into shares of common stock at $1.00 per share	$150,000	$150,000
Convertible notes payable, dated January 13, 2014, bearing interest at 12% per annum, matures January 13, 2015 and convertible into shares of common stock at $1.00 per share	100,000	--
Convertible notes payable, dated April 18, 2014, bearing interest at 12% per annum, mature April 18, 2015 and convertible into shares of common stock at $1.00 per share	100,000	--
Convertible notes payable, dated June 16, 2014, bearing interest at 12% per annum, mature June 16, 2015 and convertible into shares of common stock at $1.00 per share	50,000	--
Convertible notes payable, dated August 27, 2014, bearing interest at 12% per annum, mature August 27, 2015 and convertible into shares of common stock at $1.00 per share	50,000	--
Convertible notes payable, dated September 23, 2014, bearing interest at 12% per annum, mature September 23, 2015 and convertible into shares of common stock at $1.00 per share	50,000	--
Convertible notes payable, dated September 29, 2014, bearing interest at 12% per annum, mature September 29, 2015 and convertible into shares of common stock at $1.00 per share	50,000	--
Convertible notes payable, dated September 30, 2014, bearing interest at 12% per annum, mature September 30, 2015 and convertible into shares of common stock at $1.00 per share	50,000	--
Less: debt discount	(148,194)	(49,917)
Convertible notes payable, net	$426,806	$100,083

NOTE 7 - RELATED PARTY TRANSACTIONS

Notes payable - related party

At the nine months ended September 30, 2014 and 2013, the Company has entered into notes payable with a stockholder totaling $731,198 and $728,198, respectively. All of the notes payable are due on demand, have no periodic payment terms and bear interest at an interest rate of 6% - 7.5% per annum. As of September 30, 2014 and December 31, 2013, amounts due for these notes payable were $731,198.

The Company recorded $33,045 and $28,443 of interest expense related to these notes payable during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company owed $93,251 and $60,207, respectively, of interest to the stockholder.

Accounts payable - related party

The Company owes compensation to its CEO pursuant to his employment agreement.  The amount owed is due on demand and does not bear interest. At September 30, 2014 and December 31, 2013, amounts due to the CEO were $846,732 and $604,844, respectively, and are recorded as accounts payable - related parties in the consolidated balance sheets.

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

The following is a description of the changes to the Company’s asset retirement obligations for the nine months ended September 30, 2014 and December 31, 2013.

Nine Months Ended September 30, 2014
Asset retirement obligation at December 31, 2013	$3,667
Accretion expense	1,176
Asset retirement obligation at end of the period	$4,843

NOTE 9- STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

In September 2014, the Company issued 25,000 shares of common stock to an Advisory Board member for services rendered per an Advisory Board agreement. The exchange price was $0.43 per common share, or $10,750 in the aggregate which was the fair value of the shares issued at time of issuance and the services rendered.

In March 2014, the Company issued 45,000 shares of common stock to a trade creditor in exchange and release of $45,000 of indebtedness. The exchange price was $1.00 per common share, which was the fair value of the services provided by the trade creditor.

During the nine months ended September 30, 2013, the Company issued 1,400,000 shares of common stock for services to employees, of which 400,000 shares were earned in 2012 and recorded as a $32,000 common stock payable as of December 31, 2012 and the remaining 1,000,000 shares of common stock were granted during the nine months ended September 30, 2013.  The Company recorded stock compensation expense of $80,000 during the nine months ended September 30, 2013 in connection with the grant of these 1,000,000 shares of common stock based on the fair value of the common stock on the grant dates.

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

Stock Warrants

During September 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 250,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.43. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest of .62%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $47,368, which the Company recorded as debt discount during the nine months ended September 30, 2014.  The weighted average remaining contractual terms were 4.75 years for these warrants at September 30, 2014.

During August 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 100,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.43. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest of .62%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $23,118, which the Company recorded as debt discount during the nine months ended September 30, 2014.  The weighted average remaining contractual terms were 4.75 years for these warrants at September 30, 2014.

During June 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 100,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.53. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest of .62%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $25,707, which the Company recorded as debt discount during the six months ended June 30, 2014.  The weighted average remaining contractual terms were 4.75 years for these warrants at September 30, 2014.

During April 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.52 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate of 1.69%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $49,450, which the Company recorded as debt discount during the nine months ended September 30, 2014.  The intrinsic value of the warrants at the issuance date and September 30, 2014 was $103,820. The weighted average remaining contractual terms were 4.5 years for these warrants at September 30, 2014.

During January 2014, the Company issued its holders of convertible debt fully vested warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.35 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate of 1.60%, (2) term of 5 years, and (3) expected stock volatility of 287.46%.  As a result, the relative fair value of these warrants on the grant date was $41,126, which the Company recorded as debt discount during the nine months ended September 30, 2014.  The intrinsic value of the warrants at the issuance date and September 30, 2014 was $69,853. The weighted average remaining contractual terms were 4.5 years for these warrants at September 30, 2014.

During December 2013, the Company issued its holders of convertible debt fully vested warrants to purchase 300,000 shares of common stock of the Company with an exercise price of $1.00 per share. The stock price on the grant date was $0.25 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 1.55%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the relative fair value of these warrants on the grant date was $49,917, which the Company recorded as debt discount during the year ended December 31, 2013. The intrinsic value of the warrants at the issuance date and September 30, 2013 was $0 and $0, respectively. The weighted average remaining contractual terms were 4.5 years for these warrants at September 30, 2014.

A summary of Warrants activity for the nine months ended September 30, 2014 is presented below:

	Outstanding Warrants
	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2013	446,676	$0.68	4.25	$125,159
Grants	1,002,126	$.78		276,231
Expired	-	-
September 30, 2014	1,448,802	$.98	4.75	$401,390

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model.

NOTE 10 - SEGMENT INFORMATION

Mongolia Holdings, Inc. has two reporting segments and corporate overhead:

•

Oil and Gas - the Company has oil and gas assets and liabilities, located in Kentucky and Tennessee.  Prior to 2013, all of the Company’s business activities were derived from this segment. All of the Company’s revenues through Sepember 30, 2014 were from this segment.

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

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Oil and gas	$ 4,573	$ 34,202	$ 41,677	$ 92,672
Total revenues	$ 4,573	$ 34,202	$ 41,677	$ 92,672

Operating loss:
Oil and gas	$ (3,930)	$ (36,297)	$ 37,060	$ (104,901)
Equipment rental	(1,125)	--	(3,375)	--
Corporate	(331,059)	(312,018)	(735,529)	(808,371)
Operating loss	$ (331,541)	$ (314,113)	$ (734,287)	$ (820,600)

	September 30, 2014	December 31, 2013
Identifiable assets:
Oil and gas	$341,045	$343,304
Equipment rental	39,375	42,750
Corporate	121,090	162,730
Total identifiable assets	$501,510	$548,784

NOTE 11 - SUBSEQUENT EVENTS

On October 24, 2014, the Company issued a secured convertible promissory note for cash proceeds of $50,000. The note is due in twelve months and is convertible into shares of common stock at the option of the holder at conversion price of $1.00. The note bears interest at 12% that is payable quarterly.  The note is secured by all of the assets of the Company. The note holder was also issued warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term. The relative fair value of the warrants at the grant date was $43,000 and is recorded as a debt discount and will be accreted to interest expense over the twelve-month term of the note.

On November 6, 2014, the Company issued 225,000 shares of common stock each, to three Advisory Board members for services rendered per an Advisory Board agreement. The exchange price was $0.43 per common share, which was the fair value of the shares issued at time of issuance.

On November 6, 2014, the Company issued 100,000 shares of common stock to a consultant for services to be rendered for the twelve months ended October 24, 2015. The exchange price was $0.43 per common share, which was the fair value of the shares issued at time of issuance

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Mongolia Holdings, Inc.,formerly Consolidation Services, Inc. (the “Company” or “MNHD”) was incorporated in the State of Delaware on January 26, 2007.

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

The Franchise Agreement provides that so long as the Franchise Agreement remains in place and for one-year after the expiration or termination of the Franchise Agreement: (i) Franchisor will not establish or license another to establish an Equipment Rental Business in the country of Mongolia; and (ii) Franchisor will not establish or license another to establish a truck rental business under the System (“Truck Rental Business”) in the country of Mongolia without first having afforded Franchisee a non-transferrable right of first refusal to establish a Truck Rental Business in the country of Mongolia. In addition, Franchisee shall have a right of first opportunity (prior to Franchisor entering into any substantive discussions or negotiations with any other party) to acquire the franchise for any Equipment Rental Business in the country of Burma (n/k/a Myanmar).

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

At September 30, 2014, the Company has not earned any revenue on the Franchise Agreement.

Supplemental Oil and Gas Information - Comparisons of the three months ended September 30, 2014 and 2013

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three months ended September 30,
	2014	2013
Production
Oil (Bbls)	39	317
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	39	317

Average Prices
Oil ($/Bbl)	$96.46	$107.89
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$95.52	$106.77

Results of Operations For the Three Months ended September 30, 2014 and 2013

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the three months ended September 30, 2014 were $4,573 as compared to $34,202 for 2013.  Our revenues are from the sale of our oil and gas production.  During the three months ended September 30, 2014, we produced approximately 39 barrels and received an average price per barrel of $96.42 while during the same period in 2013, we produced 317 barrels and received an average price per barrel of $107.89.

Our operating expenses for production activities for the three months ended September 30, 2014 and 2013 were $3,930 (comprised of $5,553 of lease operating expenses and $(1,623), of depreciation, depletion, accretion and amortization) and $37,060 (comprised of $33,625 of lease operating expenses and $2.450 of depreciation, depletion, accretion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during 2014.

Our general and administrative expenses for the three months ended September 30, 2014 and 2013 were $332,184 and $312,018, respectively.  The decrease is primarily attributable to a decrease in compensation to management personnel.

Supplemental Oil and Gas Information - Comparisons of the nine months ended September 30, 2014 and 2013

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Nine months ended September 30,
	2014	2013
Production
Oil (Bbls)	370	937
Gas (Mcf)	-	-
Barrel of Oil Equivalent (“BOE”)	370	937

Average Prices
Oil ($/Bbl)	$100.28	$98.90
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per BOE	$75.87	$104.27

Results of Operations For the Nine Months ended September 30, 2014 and 2013

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the nine months ended September 30, 2014 were $41,677 as compared to $92,672 for the same period in 2013.  Our revenues are from the sale of our oil and gas production.  During the nine months ended September 30, 2014, we produced approximately 370 barrels and received an average price per barrel of $100.28 while during the same period in 2013 we produced 937 barrels and received an average price per barrel of $98.90.

Our operating expenses for production activities for the nine months ended September 30, 2014 and 2013 were $37,060 (comprised of $33,625 of lease operating expenses and $3,435 of depreciation, depletion, accretion and amortization) and $104,901 (comprised of $97,704 of lease operating expenses and $7,197 of depreciation, depletion, accretion and amortization), respectively. Our primary operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. The decrease in lease operating expenses is attributable to decrease hauling and work-over costs incurred during 2014.

Our general and administrative expenses for the nine months ended September 30, 2014 and 2013 were $738,904 and $808,371, respectively.  The decrease is primarily attributable to a decrease in compensation to management personnel.

Liquidity and Capital Resources

At September 30, 2014, the Company had cash of $108,347 versus $119,999 at December 31, 2013.

Our cash used in operating activities for the nine months ended September 30, 2014 was $436,652 as compared to $224,013 for the nine months ended September 30, 2013.   The decrease in cash flows used in operations was primarily attributable due to payments made for accounts payable and accrued liabilities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, when excluding stock-based compensation.

Our cash used in investing activities for the nine months ended September 30, 2014 was $0 as compared to $45,000 during the same period 2013.  The Company spent $45,000 to purchase the Hertz licensing agreement during the nine months ended September 30, 2013, and did not have any similar expenses during the nine months ended September 30, 2014

Our cash provided by financing activities for the nine months ended September 30, 2014 was $425,000 from convertible notes as compared to the Company received $265,000 from notes payable for 2013.

At September 30, 2014 and December 31, 2013, the Company owed $575,000 and $150,000, respectively, of convertible notes payable, all of which bear interest at 12% and are due one year from their respective issuance dates.

The total of notes payable due to a stockholder is $731,198 at September 30, 2014 and December 31, 2013, respectively.  All of the notes payable are due on demand, have no periodic payment terms and bear interest at interest rates of 6% - 7.5% per annum.

Our future development plan for our oil and gas assets is uncertain and is dependent on our ability to effectively drill for oil and gas and obtain contract and leasing opportunities on oil and gas properties and/or acquisitions. The Company produced 39 barrels of oil during the three month period ended September 30, 2014 and had limited revenues during such period. There are no assurances of the ability of our Company to drill economically producible wells. The process/practice of drilling for oil and gas is cost intensive. Accordingly, it is critical for us to raise sufficient capital to implement our business plan.  We incurred net losses of $915,139 and $849,043 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, we have not generated any revenue from the Hertz licensing agreement.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had a loss from operations for the nine months ended September 30, 2014.   Further, the Company had inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements herein do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Company management is pursuing additional funds through loans and additional sales of its common stock.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and proxy statements that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov. Company information is also available at: www.mnhd.info.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Management has used the framework set forth in the report entitled Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of COSO's 2013 internal control-integrated framework over financial reporting. Based on this assesment, our Chief Executive Officer and Principal Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

a.

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

ITEM 1A - RISK FACTORS

There were no material changes during our nine months ended September 30, 2014 from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2014, the Company granted an option to purchase 152,126 shares of common stock at a price of $0.40 per share to the Chief Executive Officer of the Company in accordance with his Employment Agreement.  The stock price at the grant date was $0.40 per share.

In August 2014, the Company issued a secured convertible promissory note for cash proceeds of $50,000. The note is due in twelve months and bears interest at 12% per annum, payable quarterly, is secured by the assets of the Company and and is convertible into shares of common stock at the option of the holder at a conversion price of $1.00. The Company also issued the holder warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term.

In September 2014, the Company issued secured promissory notes for cash proceeds of $125,000. The notes are due in twelve months and bear interest at 12% per annum, payable quarterly, are secured by the assets of the Company, and are convertible into shares of common stock at the option of the holders at a conversion price of $1.00. The Company also issued the holders warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 with a five year term.

In September 2014, the Company issued 25,000 shares of common stock of the Company to a member of the Company’s Advisory Board for services rendered in accordance with the Advisory Board agreement.

The aforementioned securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.,which exempts transaction by an issuer not involving any public offering or under Rule506 promulgated under the Securities Act. The Company relied on the representation made in various subscription agreements, stock purchase agreements or other agreements signed by the security holders. No commissions were paid and no underwriter or placement agent was involved in these transactions. A legend was placed on the certificates representing each such securities stating that they are restricted and can only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine months ended September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date: November 19, 2014	Registrant Mongolia Holdings, Inc. By: /s/ Gary D. Kucher
Gary D. Kucher
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2014	Registrant Mongolia Holdings, Inc. By: /s/ Richard S. Polep
Richard S. Polep
Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)