Form 10-K
period 2014-12-31
MONGOLIA HOLDINGS, INC.
filed 2015-06-08
CIK 1392960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10 - K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission File No. 0-54230

MONGOLIA HOLDINGS, INC.

(Formerly Consolidation Services, Inc.)

(Name of small business issuer as specified in its charter)

Delaware	20-8317863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 West Sahara Avenue, Suite 800, Las Vegas, NV 89102

(Address of principal executive offices)

(702) 949-9449

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

i

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

As of May18, 2015, there were 16,462,553 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

ii

MONGOLIA HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2014 and 2013

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

General

Mongolia Holdings, Inc. (the “Company” or “MNHD”) was incorporated in the State of Delaware on January 26, 2007 under the name Consolidation Services, Inc..

Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations on approximately 12,000 contiguous acres in Tennessee. It also held the mineral rights for oil & gas on those properties. The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 via a spin-off while maintaining its oil and gas rights in the Company (“Legacy Properties”). On April 1, 2010, the Company executed an acquisition of producing oil and gas properties in Kentucky and Tennessee. The Company’s current operations consist primarily of the maintenance and production of those oil and gas mineral reserves.  It has not begun exploration or production of its oil and gas rights on its Legacy Properties. On August 19, 2014, the Company changed its name to Mongolia Holdings, Inc to reflect its current business

Hydrocarbons Holdings

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

The license granted to Franchisee under the Franchise Agreement originally commenced on July 1, 2013 and continued for a period of ten (10) years, unless renewed or sooner terminated.  The Franchisee shall have the option to renew the license for two (2) successive five (5) year terms, subject to the terms of the then current Hertz Equipment Rental System International Franchise Agreement, and provided such terms shall preserve Franchisee’s right to renew for an additional two successive five year periods and will not require the payment of an initial fee by Franchisee and the Franchisee is not in default of the Franchise Agreement.

On December 16, 2014, the Franchisee entered into an amendment (the “Amendment”) to the Franchise Agreement. The Amendment changed the Commencement Date, as such term is defined under the Franchise Agreement, from July 1, 2013 to December 31, 2014.

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

We intend to commence these operations in the summer of 2015.

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

Industry Overview and Economic Outlook

We intend to primarily serve four principal end markets for construction equipment rental in Mongolia: infrastructure development & maintenance; commercial construction; industrial construction (mining); and residential construction:

a.

Infrastructure development and maintenance; including roads, bridges, tunnels, power plans, airports, railroads, business parks and other government projects;

b.

Industrial/non-construction rentals to manufacturers, transportation, utilities, retail, mine site construction and other industries;

c.

Commercial (or private non-residential) construction rentals related to the construction and remodeling of office, lodging, healthcare and other commercial facilities; and

d.

Residential construction.

Based on our analysis of leading industry forecasts and broader economic indicators, we expect that all of our end markets will continue growing. Mongolia is predicted to return to being one of the fastest growing economies in the world. We believe, based on our analysis that the equipment rental industry can achieve geographically year-over-year revenue growth based on forecasts for Mongolia over the next 7 to 10 years.

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

HERC Global Customers. Our sales force will be dedicated to establishing and expanding relationships with large companies, particularly those with a national and international presence. International customers may more easily recognize our “Hertz Equipment Rental” brand than our competition or may already be a satisfied customer of Hertz in another market. We will offer our new and existing Hertz Equipment customers the benefits of a consistent level of service across Mongolia, a wide selection of equipment and a single point of contact for all their equipment needs.

Operating Efficiencies. Our HERC Franchise should allow us to benefit from the following operating efficiencies, among others:

The Hertz System. We will have a proprietary, detailed and state of the art system to support our operation. This information technology infrastructure is designed to facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions and source new equipment quickly. We will have access to information technology specialists to support our systems.

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

•

Trucks and Trailers (flatbed and box dumps, water trucks and water trailers, towable open trailers and pickup trucks)

•

Welding Equipment (welders and accessories)

•

Trench Shoring Equipment

•

Scaffolding

Sales of Rental Equipment. We intend to routinely sell used rental equipment and invest in new equipment in order to manage repair and maintenance costs, as well as the composition and size of our fleet. We also intend to sell used equipment in response to customer demand for the equipment. We will manage our fleet utilizing the Hertz System. The rate at which we replace used equipment with new equipment will depend on a number of factors, including changing general economic conditions, service changes, growth opportunities, the market for used equipment, the age of our fleet and the need to adjust fleet composition to meet customer demand.

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

c. industrial companies, such as manufacturers, transportation, oil and gas and utilities, that use equipment for plant maintenance, upgrades, expansion and construction; and

d. municipalities that require equipment for a variety of purposes such as the construction of roads, power plants, airports, railroad construction and other infrastructure development.

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

Global Accounts Program. Our sales force will be dedicated to establishing and expanding relationships with existing Hertz customers that have or intend to start business operations in Mongolia. Our sales team will closely coordinate its efforts with Hertz Equipment’s international client sales department.

Online Rentals and Sales. Our customers will be able to rent or buy equipment online 24 hours a day, seven days a week, at our Hertz online rental portal, which can be found at HertzEquip.com under the dropdown menu MONGOLIA tab.

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

Hydrocarbons Holdings - Overview

HH could occasionally pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk. HH’s prospects are generally brought to us by other oil and gas companies or individuals. HH identifies and evaluates prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. HH seeks projects that offer a mix of low risk with a potential for steady reliable revenue as well as projects with a higher risk that may have a larger return. In addition to reserve reports and other 3rd party evaluations, HH strives to use modern technology such as 3-D seismic, where applicable, to help them identify potential oil and gas reservoirs and to mitigate risk. HH seeks to maximize the value of its asset base by exploring and developing properties that have both production and reserve growth potential. HH sometimes seeks industry partners to maintain a balanced working interest in all of their projects.

Competitive Business Conditions

The oil and gas exploration and production industry is highly competitive. In the Kentucky and Tennessee area, HH competes with several large and well-known public and private companies, which have substantially greater financial and operational resources than HH has.  Competition for equipment, personnel and services is expected to be intense.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to obtain more geological and other data in the exploration of oil and gas properties. This could result in competitors having properties of greater quality and value to prospective investors. This competition could have an adverse effect on HH’s ability to identify or finance further exploration of properties, in which they currently have an interest or may seek to acquire.

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

Marketing/Distribution

HH has existing contracts with oil and gas service providers for the extraction of oil and gas and for the transportation, purchase and sale of the production. HH utilizes Barrett Oil Purchasing, Inc., which purchases its extracted oil and gas.

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

Employees

The Company currently has six executive staff members, including its Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Executive Vice President, and Vice President - Operations.

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

•

as well as internal factors, such as:

•

general economic and business conditions in Mongolia;

•

changes in Government policies and regulations;

•

additional present and future exchange rates of the Tugrik, the national currency of Mongolia;

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

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations and have prior experience in the equipment rental business.  The Company itself has no prior experience in the equipment rental industry.  We will need to attract and retain talented individuals in order to implement our equipment rental business in Mongolia.   In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the equipment rental business and/or oil and gas production, mineral exploration and development and other natural resource businesses. The competition for such persons could be intense and there are no assurances that these individuals will be available to us. In addition, our future success will depend in large part on our ability to retain key consultants and advisors. Our inability to retain their services could negatively affect our business and our ability to execute our business strategy.

General Business Risks

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We only have a limited history and we are subject to all risks inherent in a developing business enterprise.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the equipment rental business and the competitive and regulatory environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stage.  We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.  Even if we accomplish these objectives, we may not generate positive cash flows or profits in the future.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

The accompanying financial statements to this report have been prepared assuming the Company will continue as a going concern.  The Company’s ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing; achievement of profitable operations; the discovery, exploration, development, and sale of oil and gas reserves; and the successful deployment of its Hertz Equipment Rental operations in Mongolia.  As discussed in the notes to the accompanying audited financial statements, the Company’s losses from operations since inception raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include initiating operations in the equipment rental business in Mongolia during the summer of 2015 through its wholly owned subsidiary, Mongolia Equipment Rental Corporation; investing in and developing potential natural resources that may exist on or under the properties owned by HH (a wholly owned subsidiary of the Company) in Tennessee and Kentucky, and/or to acquire additional revenue producing assets.  Management intends to use advances from related parties, asset based lending, borrowing, or financing from the issuance or exercise of its securities to increase its cash position; however, no assurance can be given that such sources of financing, if and when required, will be available.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The increased costs associated with operating as a public company have and will continue to increase our net loss and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

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

If we do not obtain new financings in an amount sufficient to establish our equipment rental operations and pursue development activities at HH’s properties, our operations will be curtailed.

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

Our HH subsidiary’s business faces intense competition.

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

Our HH business strategy, in part, depends upon our ability to complete and manage acquisitions of assets and/or of other companies.

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

Economic conditions and political turmoil could materially adversely affect the Company.

The Company’s future operations and performance depend significantly on worldwide economic and political conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products, of which there are no assurances such exist in economically feasible quantities or qualities.  A resulting drop in the demand for equipment rental in Mongolia and the prices of such items and in the actual demand for energy and natural resources could also differ materially from the Company’s expectations. Other factors that could influence demand include fuel and other energy costs, conditions in the residential real estate and mortgage markets, financial crisis, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors, both in the U.S. and Mongolia. These and geopolitical events such as war and terrorist actions could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition, operating results, and cash flows.

Our business is subject to extensive regulation.

As many of our activities are subject to federal, state and local regulation in the U.S. and Mongolia and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil, natural gas and other natural resource extraction operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. Our equipment rental operations have less impact on the environment and are subject to fewer environmental regulations.  However, in both the U.S. and Mongolia, the implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Notwithstanding our entering the equipment rental business in Mongolia, until such time as these intended operations are operating, our growth may still depend upon the success of our HH subsidiary’s future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

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

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also have reduced the amount of crude oil and natural gas that we can produce economically. The recent drop in oil prices has adversely affected our business through a decline in revenue. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

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

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Further declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team needs to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which leads to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We are subject to all governmental rules, laws and regulations relating to our businesses in the U.S. and Mongolia. We fully intend to comply therewith. However, there is no assurance the governmental agencies having jurisdiction over us, our operations and properties, will not enact laws, rules and/or regulations in the future which may have an adverse consolidation on us and our operations.

Risks Related to our Securities

The market price for our common stock may be volatile, and stockholders may not be able to sell our stock at a favorable price or at all.

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

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices stockholders paid for the shares plus the costs and fees of making the sales.

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

We do not intend to pay cash dividends to our stockholders, so stockholders will not receive any return on their investment in our Company prior to selling their interest in the Company.

The Company has never paid any cash dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.  As a result, stockholders will not receive any return on their investment prior to selling their shares in our Company and, for the other reasons discussed in this “Risk Factors” section, stockholders may not receive any return on your investment even when they sell their shares in our Company.

Because our directors and officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and officers and/or their affiliates beneficially own or control approximately 25.10% of the issued and outstanding common stock.  In addition, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company ’ s other stockholders, may vote, including the following actions:

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

•

on consummation of the transaction that resulted in the stockholder ’ s becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

•

on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

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

Litigation Fee Shifting

On November 20, 2014, the Company amended its bylaws to provide, to the fullest extent permitted by law (i) for the shifting of litigation expenses to an unsuccessful plaintiff in certain intra-corporate litigation who does not obtain a judgment on the merits that substantially achieves in substance and amount, the full remedy sought, and (ii) that a plaintiff in intra-corporate litigation is required to pay all of its own litigation expenses, and will not be entitled to recover such litigation expenses from the Company, regardless of whether the plaintiff is successful. There is pending legislation in Delaware to prohibit the fee-shifting provision. While it is unclear whether this fee-shifting provision is and will remain enforceable under Delaware law, the adoption of this provision could have the effect of deterring stockholders of the Company from commencing litigation with the Company and may also discourage attempts to acquire us.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company has an office at Bayangol 4th Khoroo, Jasrai Street 27/1 2nd Floor Ulaanbaatar, Mongolia 16051, which is a one year lease for approximately 65 square meters at a monthly rate of $900 and at 2300 West Sahara Drive, Suite 800, Las Vegas, Nevada 89102, which is a month to month lease for approximately 200 square feet at a monthly rate of $225.

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

ITEM 4 - MINING SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

There currently is a limited public trading market for our common stock. Our common stock is traded in the OTC Markets under the symbol "MNHD".

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock on OTC Markets or OTC Bulletin Board as reported by various market makers.  The quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period	High Trade	Low Trade
2015
Second Quarter thru 4/12/2015	$0.60	$0.51
First Quarter	$0.60	$0.20

2014
Fourth Quarter	$0.45	$0.13
Third Quarter	$0.67	$0.27
Second Quarter	$0.70	$0.31
First Quarter	$0.50	$0.22

2013
Fourth Quarter	$0.55	$0.02
Third Quarter	$1.01	$0.35
Second Quarter	$0.51	$0.15
First Quarter	$0.40	$0.08

On May 18, 2015, there were 580 stockholders of record and 16,462,553 shares of our common stock issued and outstanding. The closing price per share was $0.51.

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

Recent Sales of Unregistered Securities

All issuances of restricted securities by the Company during the year ended December 31, 2014, except as noted below, were previously reported on Current Reports on Form 8-K or the Company’s Quarterly Reports on Form 10-Q.

In November 2014, the Company issued 200,000 shares of common stock with an aggregate value of $80,000 to members of the Company’s Advisory Board for services rendered in accordance with the Advisory Board Agreement.

In December 2014, the Company issued 25,000 shares of common stock with an aggregate value of $6,250 to a member of the Company’s Advisory Board for services rendered in accordance with the Advisory Board Agreement. In addition, the Company issued 200,000 shares of common stock with an aggregate value of $43,750 to a new board member of the Company’s Board of Directors for services rendered in accordance with his Appointment Agreement. Also, the Company issued 150,000 shares of common stock with an aggregate value of  $37,500 to two note holders for extension fees in accordance with the Extension Agreement

In January 2015, the Company issued 100,000 shares of common stock with an aggregate value of $39,000 to two note holders for extension fees in accordance with the Extension Agreement.

In March 2015, the Company issued 150,000 shares of common stock with an aggregate value of $66,000 to two note holders for extension fees in accordance with the Extension Agreement. In addition the Company issued 200,000 shares of common stock with an aggregate value of $88,000 to a new board member of the Company’s Board of Directors for services rendered in accordance with his Appointment Agreement.

Stock Transfer Agent

Our Stock Transfer Agent is Empire Stock Transfer and is located at 1859 Whitney Mesa Drive, Henderson, NV  89014, Telephone: 702-818-5898

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2014.

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

Not required

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

General

The Company was incorporated in the State of Delaware on January 26, 2007 under the name Consolidation Services, Inc. Until January 1, 2010, the Company’s sole sources of revenues were from its coal mining and timber harvesting operations on approximately 12,000 contiguous acres in Tennessee. It also held the mineral rights for oil and gas on those properties. The Company discontinued its coal mining and timber harvesting operations on January 1, 2010 via a spin off while maintaining its oil and gas assets in the Company (“Legacy Properties”). On April 1, 2010, the Company executed an acquisition of producing oil and gas properties in Kentucky and Tennessee. The Company’s current operations consist primarily of the maintenance and production of those oil and gas mineral reserves. It has not begun exploration or production of its oil and gas rights on its Legacy Properties.  On August 19, 2014, the Company changed its name to Mongolia Holdings, Inc. to reflect its current business.

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

The license granted to Franchisee under the Franchise Agreement originally commenced on July 1, 2013 and continued for a period of ten (10) years, unless renewed or sooner terminated.  The Franchisee shall have the option to renew the license for two (2) successive five (5) year terms, subject to the terms of the then current Hertz Equipment Rental System International Franchise Agreement, and provided such terms shall preserve Franchisee’s right to renew for an additional two successive five year periods and will not require the payment of an initial fee by Franchisee and the Franchisee is not in default of the Franchise Agreement.

On December 16, 2014, the Franchisee entered into an amendment (the “Amendment”) to the Franchisee Agreement.  The Amendment changed the Commencement Date, as such term is defined under the Franchise Agreement, from July 1, 2013 to December 31, 2014.

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

Supplemental Oil and Gas Information

The following information is intended to supplement the audited consolidated financial statements included in this report with data that is not readily available from those statements.

	Year Ended December 31,
	2014	2013
Production, net
Oil (Bbls)	370	1,254
Gas (Mcf)	-	-
Boe (Bbls)	370	1,254

Average Prices
Oil ($/Bbl)	$100.28	$99.28
Gas ($/Mcf)	$-	$-

Average Lifting Cost
Per Boe	$75.87	$91.61

Results of Operations

We use the successful efforts method of accounting for oil and gas operations.  Presently we are producing oil from our Kentucky properties.

Our revenues for the years ended December 31, 2014 and 2013 were $41,677 and $124,509, respectively.  Our revenues are from the sale of our oil and gas production.  During the year ended December 31, 2014, we produced approximately 370 barrels and received an average price per barrel of $100.28. During the year ended December 31, 2013 we produced 1,254 barrels and received an average price per barrel of $99.28.

Our operating expenses for production activities for the year ended December 31, 2014 were $41,830 (comprised of $35,020 of lease operating expenses and $6,810 of depreciation, depletion, amortization and accretion) as compared to $141,262 (comprised of $131,349 of lease operating expenses and $9,913 of depreciation, depletion, amortization and accretion) for the year ended December 31, 2013.  Our sole operation is the drilling and production of our oil and gas properties. The wells in Kentucky are shallow wells (approximately 1,300 feet) and require minimal maintenance. During the years ended December 31, 2014 and 2013, the Company impaired its oil and gas properties and support equipment by $114,000 and $0, respectively. The impairment recorded during 2014 was due to reductions in the future estimated recoverable reserves as a result of sporadic production and declining prices.

We sold equipment with $0 basis for $15,000 during the year ended December 31, 2013 and had no sales of equipment during the year ended December 31, 2014.

Our general and administrative expenses for the years ended December 31, 2014 and 2013 were $1,164,990 and $1,048,775, respectively. The increase in general and administrative expenses was primarily due to higher stock compensation. We have paid our employees and consultants in common shares to preserve our limited available cash.

We incurred net losses of $1,497,638 and $1,091,086 for the years ended December 31, 2014 and 2013, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the years ended December 31, 2014 and 2013 was $608,338 and $265,598, respectively.  The increase in cash used in operating activities in 2014 was due to the Company incurring higher travel, general and administrative costs.

Our cash provided by (used in) investing activities for the years ended December 31, 2014 and 2013 was $0 and ($45,000), respectively.  The decrease in investing activities was due to the purchase of the Hertz licensing agreement during 2013.

Our cash provided by financing activities for the years ended December 31, 2014 and 2013 was $525,000 and $418,000, respectively.  During the years ended December 31, 2014 and 2013, the Company entered into notes payable with a stockholder in exchange for cash proceeds of $0 and $268,000, respectively. During 2014, the Company entered into convertible debt agreements with third parties for proceeds of $525,000, which included 1,050,000 warrants with a relative fair value of $256,982, which was treated as a debt discount.  During 2013, the Company also entered into convertible debt agreements with third parties for proceeds of $150,000, which included 300,000 warrants with a relative fair value of $49,917, which was treated as a debt discount.

The Company’s plan of operations is uncertain and is dependent on its ability to identify additional acquisition candidates and to effectively maintain, explore and drill oil and gas wells on existing properties and to successfully implement the equipment rental operations in Mongolia. These activities would require the Company to raise sufficient capital, if available. There is no assurance of the ability of the Company to access investment capital, secure additional acquisitions or drill economically producing wells. The process/practice of drilling oil and gas wells is cost intensive. It is critical for the Company to source sufficient capital to implement the its business plan.

The Company will rely on public and private equity and debt financings to fund its liquidity requirements over the next twelve months. The Company may be unable to obtain any additional financings on favorable terms, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of the Company’s liquidity requirements, the Company may be unable to sustain operations. Continued negative cash flows creates substantial doubt regarding the Company’s ability to fully implement its business plan and could render the Company unable to expand operations, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on the Company’s business. If the Company raises additional funds through the issuance of equity securities, stockholders may experience dilution of their ownership interest in the Company, and the newly issued securities may have rights superior to those of existing common stock of the Company. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on operations, including limitations on the payments of dividends.

In February and March 2015, the Company issued two secured convertible promissory notes for cash proceeds of $50,000. The notes are due in twelve months and are convertible into shares of common stock at the option of the holders at a conversion price of $1.00 and the notes bear interest at 12%, that is payable quarterly. The note holders were also issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.00 with a five year term. In addition, the Company entered into a General Loan Agreement with XacBank, a Mongolia Bank. The Bank shall open a line of credit with the maximum principal amount of $10,000,000 for a term of sixty (60) months at an interest rate of 12% per annum and a commitment fee of 1% per annum of the undisbursed amount under the Credit Line. The credit line will be used to acquire construction and other equipment in connection with the Hertz Equipment Rental business.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in the notes to the accompanying audited consolidated financial statements, the Company sustained losses from operations.  The Company incurred net losses of $1,497,638 and $1,091,086 for the years ended December 31, 2014 and 2013, respectively, and an accumulated deficit of $12,990,083 at December 31, 2014.  Further, the Company has inadequate working capital to maintain or develop its assets, and is dependent upon funds from lenders, investors and the support of certain stockholders.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the years ended December 31, 2014 and 2013 the Company recorded an impairment of long-lived assets in the amount of $114,000 and $0, respectively.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

  of Mongolia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Mongolia Holdings, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mongolia Holdings, Inc., as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained recurring losses from operations and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

June 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mongolia Holdings, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Mongolia Holdings, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mongolia Holdings, Inc. as of December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 28, 2014

MONGOLIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$36,661	$119,999
Accounts receivable	-	3,331
Prepaid expenses	36,713	39,400
Total current assets	73,374	162,730

PROPERTY AND EQUIPMENT:
Oil and gas properties subject to amortization, net	170,559	284,936
Oil and gas properties not subject to amortization, net of $868,828 of impairment	-	-
Support equipment, net	56,486	58,368
License, net	39,375	42,750
TOTAL ASSETS	$339,794	$548,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$605,048	$609,982
Accounts payable - related parties	798,361	604,844
Accrued expenses	129,903	24,313
Accrued interest - stockholder	97,664	60,207
Convertible notes payable, net	464,843	100,083
Notes payable - stockholder	731,198	731,198
Total current liabilities	2,827,017	2,130,627

Asset retirement obligations	4,843	3,667

TOTAL LIABILITIES	2,831,860	2,134,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares
authorized; 15,912,553 and 15,167,553 shares issued and
outstanding	15,913	15,168
Additional paid-in capital	10,482,104	9,891,767
Accumulated deficit	(12,990,083)	(11,492,445)
Total stockholders' deficit	(2,492,066)	(1,585,510)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$339,794	$548,784

The accompanying notes are an integral part of these consolidated financial statements.

MONGOLIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

OIL AND GAS REVENUES	$41,677	$124,509

COSTS AND OPERATING EXPENSES:
Lease operating expenses	35,020	131,349
Depreciation, depletion, amortization and accretion	6,810	9,913
Impairment of oil and gas properties and support equipment	114,000	-
Gain on the sale of Equipment	-	(15,000)
General and administrative	1,164,990	1,048,775
Total costs and operating expenses	1,320,820	1,175,037
OPERATING LOSS	(1,279,143)	(1,050,528)

OTHER (INCOME) EXPENSES:
Interest expense	218,495	40,558
Total other expense	218,495	40,558

NET LOSS	$(1,497,638)	$(1,091,086)

Net loss per common share, basic and diluted	$(0.10)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	15,258,443	14,762,074

The accompanying notes are an integral part of these consolidated financial statements.

MONGOLIA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2012	12,567,553	$12,568	$9,391,208	$(10,401,359)	$997,583

Common stock issued for services	2,600,000	2,600	375,400	-	378,000

Options issued as compensation	-	-	75,242	-	75,242

Warrants issued with convertible debt	-	-	49,917	-	49,917

Net loss	-	-		(1,091,086)	(1,091,086)

December 31, 2013	15,167,553	$15,168	$9,891,767	$(11,492,445)	$(1,585,510)

Common stock issued for services	550,000	550	190,200	-	190,750

Common stock issued for accrued interest payable	150,000	150	37,350		37,500

Options issued as compensation	-	-	60,850	-	60,850

Common stock issued to settle accounts payable	45,000	45	44,955		45,000

Warrants issued with convertible debt	-	-	256,982	-	256,982

Net loss	-	-	-	(1,497,638)	(1,497,638)

December 31, 2014	15,912,553	$15,913	$10,482,104,	$(12,990,083)	$(2,492,066)

The accompanying notes are an integral part of these consolidated financial statements.

MONGOLIA HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,497,638)	$(1,091,086)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and amortization	5,634	8,973
Accretion of asset retirement obligations	1,176	940
Gain on sale of equipment	-	(15,000)
Impairment of oil and gas properties	114,000	-
Stock-based compensation	251,600	421,242
Amortization of debt discount on convertible notes	179,242	-
Changes in operating assets and liabilities:
Accounts receivable	3,331	7,500
Prepaid expenses	2,687	(7,988)
Accounts payable and accrued expenses	100,656	153,906
Accounts payable and accrued expenses - related parties	193,517	216,517
Accrued interest - stockholder	37,457	39,398
Net cash used in operating activities	(608,338)	(265,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for licensing agreement	-	(45,000)
Net cash used in investing activities	-	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	525,000	150,000
Proceeds from notes payable - stockholder	-	268,000
Net cash provided by financing activities	525,000	418,000

INCREASE (DECREASE) IN CASH	(83,338)	107,402
CASH, BEGINNING OF YEAR	119,999	12,597
CASH, END OF YEAR	$36,661	$119,999

SUPPLEMENTAL CASH FLOWS INFORMATION:
Income Taxes Paid	$-	$-
Interest Paid	$41,250	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in estimate of asset retirement obligations	$-	$1,657
Reduction of accounts payable from vendor in exchange for equipment	$-	$15,000
Common Stock issued to settle accounts payable	$45,000	$-
Common Stock issued for interest	$37,500	$-
Warrants issued with convertible debt	$256,982	$49,917

The accompanying notes are an integral part of these consolidated financial statements.

MONGOLIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Mongolia Holdings, Inc. (the “Company” or “MNHD”) was incorporated in the State of Delaware on January 26, 2007 under the name Consolidation Services, Inc. The Company is engaged in the exploration and development of oil and gas reserves in Kentucky and Tennessee. The Company is endeavoring to expand its operations into the heavy equipment rental business in Mongolia, through an exclusive Hertz Equipment Rental franchise license it posses for that country.

Principles of Consolidation

The consolidated financial statements include the accounts of Mongolia Holdings, Inc. and its wholly-owned subsidiaries: Equipment Rental, LLC; HERC, LLC; Hydrocarbons Holdings, Inc.; Vector Energy Services, Inc. (not an operating company in 2013 or 2014); CSI Energy, Inc. (not an operating company in 2013 or 2014); CSI Resource, Inc. (not an operating company in 2013 or 2014); HERC, LLC (Mongolia); Equipment Rental, LLC (Mongolia); and Mongolia Equipment Rental Corporation. All significant intercompany transactions are eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of significant estimates including valuation for taxes, fair value for equity instruments including conversion features, and the oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment. The Company’s reserve quantities are determined by an independent petroleum engineering firm. However, management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories.  Accordingly, the Company’s estimates are expected to change as future information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and 2013, cash and cash equivalents include cash on hand and cash in depository institutions/commercial banks. The Company did not have any cash equivalents as of December 31, 2014 or 2013.

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

Revenue Recognition

Oil and Gas Revenue

The Company has royalty and working interests in various oil and gas properties which constitute its sole source of revenue.  The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells and collection is reasonably assured.

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

Equipment Rental Revenue

The Company will recognize revenue from its equipment rental business when all of the following have occurred: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company did not have any equipment rental revenue in 2014 or 2013.

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

For the years ended December 31, 2014 and 2013, the following stock options, warrants and shares issuable upon conversion of debt to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2014	2013
Stock options	298,802	147,676
Stock warrant	1,350,000	300,000
Convertible debt	675,000	150,000
Total	2,323,802	597,676

Stock-Based Compensation

The Company measures the fair value of stock based compensation awards made to employees and directors, including stock option awards at the date of grant using a Black-Scholes model. Restricted stock awards are recorded at the fair market value of the stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service period.

The Company accounts for warrant grants to non-employees whereby the fair value of such warrants are determined using a Black-Scholes model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is recorded.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable, advances from related party, and convertible debt approximates fair value due to their short-term nature, based on similar terms in the market.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. Interest-bearing accounts are insured by the FDIC up to $250,000. The Company limits cash balances in U.S. banks so in general it does not exceed $250,000. The Company’s bank account balances in Mongolia of approximately $4,000 are not insured. At December 31, 2014 and 2013, the Company had no cash in U.S. accounts over $250,000.

The Company has two customers that purchase and distribute substantially all of its oil and gas production as follows:

	2014	2013
Customer A	100%	40%
Customer B	0%	60%

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

In June 2014, FASB issued Accounting Standards Update 2014-12, Compensation - Stock Compensation (Topic 718), which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (Topic 815) - Derivatives and Hedging, which provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. Early adoption is permitted. Management believes that adoption of this statement is not expected to have a material effect on the accompanying financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring losses from operations including an accumulated deficit of $12,990,083 as of December 31, 2014 and a net loss for the year ended December 31, 2014 of $1,497,638.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders, investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - OIL AND GAS PROPERTIES

During the years ended December 31, 2014 and 2013, the Company did not purchase or dispose of any oil and gas properties.

Changes in oil and gas properties for the years ended December 31, 2014 and 2013 were:

	Year ended December 31,
	2014	2013
Beginning balance January 1,	$284,936	$290,807
Impairment	(114,000)	-
Depletion, depreciation and change in asset retirement cost estimate	(377)	(5,871)
Ending balance December 31,	$170,559	$284,936

Net oil and gas properties by classification at December 31, 2014 and 2013 were:

	December 31, 2014	December 31, 2013
Proved oil and gas properties	$774,222	$774,222
Unproved oil and gas properties	868,828	868,828
Asset retirement asset	1,775	1,775
	1,644,825	1,644,825
Accumulated depreciation, depletion and impairment	(1,474,266)	(1,359,889)
Total oil and gas assets	$170,559	$284,936

Impairment of oil and gas properties

During the years ended December 31, 2014 and 2013, the Company impaired $114,000 and $0, respectively, of its proved oil and gas properties.  The impairment was due to reductions in the future estimated recoverable reserves as a result of sporadic production during 2014.

Support facilities and equipment

The Company owns support facilities and equipment, which serve its oil and gas production activities.  The equipment is depreciated using the straight-line method, over the useful life of the underlying oil and gas properties, ranging from five years to fifty years.  The following table details the change in supporting facilities and equipment for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Support facilities and equipment	$785,000	$785,000
Accumulated depreciation and impairment	(728,514)	(726,632)
Total support facilities and equipment	$56,486	$58,368

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,882 and $2,509, respectively.

NOTE 5 - LICENSE

On March 21, 2013, the Company through its wholly owned subsidiary, Mongolia Equipment Rental Corporation, a Delaware Corporation (the “Franchisee”) entered into an International Franchise Agreement (the “Franchise Agreement”) with Hertz Equipment Rental Corporation and Hertz Equipment Rental System (collectively “Franchisor”).  On December 16, 2014, the Franchisee entered into an amendment (the “Amendment”) to the Franchise Agreement. The Amendment changed the Commencement Date, as such term is defined under the Franchise Agreement, from July 1, 2013 to December 31, 2014.

Under the Franchise Agreement, the Franchisee will operate a business of renting, selling and maintaining equipment primarily for use in construction, materials handling and commercial and industrial activities (“Equipment Rental Business”) under the unique plan or system of the Franchisor (the “System”) in the country of Mongolia.

The license granted to Franchisee under the Franchise Agreement commenced on December 31, 2014 and continues for a period of ten (10) years plus the right to two 5-year extensions, unless renewed or sooner terminated pursuant to the Franchise Agreement.

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

In consideration for the license provided under the Franchise Agreement, during the year ended December 31, 2013, the Franchisee paid Franchisor a license fee of $45,000 and also will (i) pay a continuing monthly license fee equal to 6% of Franchisee’s gross revenue, but not less than $135,000 per year; and (ii) an amount equal to 1% of all sums received by Franchisee related to (a) the sale, trade-in or other disposal of used equipment, and (b) the sale of any new equipment or product lines that have been previously approved by Franchisor. The monthly license fee is owed to the Franchisor beginning December, 2015 (one year after the contractual commencement date, as amended).  In addition, Franchisee shall be required to spend annually an amount equal to not less than 1% of the Franchisee’s gross revenue for local advertising and promotion of the Equipment Rental Business in Mongolia.

The Company has not generated revenue from the Franchise Agreement.  The License Fee is amortized by the Company on a straight-line basis over the initial 10 year term.  During the years ended December 31, 2014 and 2013, the Company recorded $3,375 and $2,250, respectively of amortization expense of its license.

NOTE 6 - 12% SECURED CONVERTIBLE PROMISSORY NOTES

In September 30 2013, the Company authorized a private placement of investment units at the rate of $50,000 per unit consisting of (a)$50,000 of 12% secured convertible promissory notes, due twelve months from issue date, unless extended, and interest payable quarterly, convertible into 50,000 shares of the Company’s common stock, par value $0.001, at the rate of $1.00 per share and (b) 100,0000 detachable warrants to purchase one share each of common stock at an exercise price of $1.00 per share, expiring five years from their date of issuance. The Company may issue up to $1,000,000 of units in this offering. The units are being offered on a “best efforts” basis, by the Company during an offering period which commenced on December 1, 2013 and continues until June 30, 2015, unless extended.

The interest on the convertible promissory notes is payable quarterly. The notes are secured by all of the assets of the Company. The relative fair value of the warrants at the grant date is recorded as debt discount and is accredited to interest expense over the twelve month term of the notes. The Company analyzed the convertible promissory notes and warrants for derivative accounting consideration and determined that derivative accounting does not apply.

In the year ended December 2013, the Company issued notes totaling $150,000 and warrants totaling 300,000. The relative fair value of the warrants at the grant date was $49,917. In the year ended December 2014, the Company issued notes totaling $525,000 and warrants totaling 1,050,000. The relative fair value of the warrants at the grant date was $256,982. During the years ended December 31, 2014 and 2013, the Company amortized $179,242 and $0, respectively, of debt discount to interest expense on these obligations.

Secured convertible promissory notes consist of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Secured convertible promissory notes payable, dated from December 16, 2013 to December 15, 2014, bearing interest at 12% per annum, maturing twelve months from date of issue, and convertible into shares of common stock at $1.00 per share	$675,000	$150,000
Debt discount	(210,157)	(49,917)
Convertible notes payable, net	464,843	$100,083

NOTE 7- RELATED PARTY TRANSACTIONS

Notes payable - stockholders

During 2013, the Company entered into additional notes payable with its former Chief Executive Officer (“CEO”) and stockholder, totaling $268,000. These additional notes payable are due on demand, have no periodic payment terms and bear interest at an interest rate of 6% - 7.5% per annum. As of December 31, 2014 and 2013, cumulative amounts due to the former Chief Executive Officer were $731,198 and $731,198, respectively.

The Company recorded $37,457 and $39,398 of interest expense related to these notes payable during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company owed $97,664 and $60,207, respectively, of interest to the stockholder.

Accounts payable - Related parties

The Company owes compensation to its current CEO pursuant to his employment agreement.  The amount owed is due on demand and does not bear interest. At December 31, 2014 and 2013, amounts due to the CEO were $798,361 and $602,439, respectively, and is recorded as accounts payable - related parties in the consolidated balance sheets.

The Company also owes a Director $0 and $2,405 at December 31, 2014 and 2013, respectively, and this is recorded as accounts payable - related parties in the consolidated balance sheets.

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

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Asset retirement obligation at beginning of the period	$3,667	$4,384
Change in estimate	--	(1,657)
Accretion expense	1,176	940
Asset retirement obligation at end of the period	$4,843	$3,667

NOTE 9 - INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2014 and 2013.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2014	2013
Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	4.0%	0.0%
Change in valuation allowance	30.0%	34.0%
Effective tax rate	--	--

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for income tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2014	2013

Net operating loss carry-forward	$2,341,511	$1,891,764
Valuation allowance	(2,341,511)	(1,891,764)

Deferred tax asset	$--	$--

The Company has a net operating loss carry-forward of approximately $6,886,800 available to offset future taxable income through 2034, which may be subject to limitations of Section 382 of the Internal Revenue Code. The Company has provided a valuation allowance against the full amount of the net operating loss, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.  The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

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

The Company is in the process of filing its federal tax returns for the years ended December 31, 2012, December 31, 2013 and December 31, 2014. The operating losses for these years will not be available to reduce future taxable income until the returns are filed. The Company’s federal income tax returns for the years 2012-2014 are subject to examination by the U.S. Internal Revenue Service. The Company has not filed a state tax return for two states in which it has assets and may be subject to being taxed in those states. However, the Company has incurred losses and would probably not owe any tax in those states

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Chief Executive Officer and President Employment Agreements

The Company entered into an amended employment agreement with its CEO on January 11, 2013 that expires on July 1, 2016 and automatically renews on an annual basis unless terminated pursuant to the agreement.  The agreement provides for:

i. A monthly salary of $25,000 per month.

ii. A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2014 or 2013):

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

v. 12 months of severance pay and immediate grant of the following year options, in the event the executive is terminated without cause.

For the years ended December 31, 2014 and 2013, the Company paid $146,000 and $120,000 respectively of salary to the CEO and recorded salary payable of $156,000 and $180,000 respectively for the portion of unpaid salary.  The Company also recorded $36,517 and $36,517 of expense related to the expense allowance during 2014 and 2013, respectively.

On July 1, 2013, the Company issued stock options to the CEO to purchase 147,676 shares of common stock at an exercise price of $0.30 with a grant date fair value of $75,241.

On July 1, 2014, the Company issued stock options to the CEO to purchase 152,126 shares of common stock at an exercise price per share of $0.40 with a grant date fair value of $60,850. These were recorded as compensation expense.

On December 15, 2014, Bradley Siniscalchi was appointed President of the Company, with an effective date of June 15, 2015.  As President, Mr. Siniscalchi shall devote his full working time to the Company and shall manage the Company’s Hertz Equipment Rental business in Mongolia and other operational affairs of the Company, and shall report to Gary Kucher, the Chief Executive Officer. From May 2014 until his appointment as President, he served as a member of Advisory Board of the Company. The employment term is through June 14, 2018 and the initial annual compensation is $250,000, which increases to $300,000 over the course of the employment term.  Mr. Siniscalchi will be paid a one-time signing bonus of $25,000 and may be paid bonuses each year of up to 25% per year, if the Company meets certain performance goals.  Mr. Siniscalchi shall receive a warrant to purchase 700,000 shares of restricted common stock of the Company at a price equal to $1.00 a share for a period of 5 years from the effective date of the Employment Agreement, 100,000 of which shall vest immediately and the remainder to vest in equal installments over three years from the date of the Employment Agreement.  The Employment Agreement also contains a one year limited non-compete clause.

Consulting Agreements

On December 1, 2012, the Company entered into a consulting agreement with Carl Casareto (“COO”).  The COO had been retained to serve as the Company’s Chief Operations Officer for up to 20 hours per week. The agreement was for one year, ending on December 1, 2013, unless terminated earlier or extended. Upon expiration of the agreement, the Company continued to pay the COO until January 2015 on a month to month basis but no longer utilizes his services and has replaced him as the Company’s COO. In consideration of the services he provided, the Company agreed to pay the COO $7,000 per month (“Base Compensation”).  In addition to the Base Compensation, the Company had agreed to pay the COO a bonus of twenty five percent (25%) of Casareto’s annual Base Compensation, if during the term of the Agreement; i) the Company posted annual gross revenues on a consolidated basis of at least $5,000,000; ii) the Company’s EBITA, including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any given year was at least $1,000,000; or iii) the completion of annual funding, including equity and debt, of at least $3,000,000 (none of which were achieved in 2013 or 2012).

On January 11, 2013, the Company granted the COO 200,000 shares of the Company’s common stock.  During the year ended December 31, 2013, the Company recorded stock compensation expense of $16,000 in 2013, based on the trading price of the stock on the grant date of $0.08 per share.

During January 2013, the Company entered into a one-year consulting agreement with Richard S. Polep to serve as the Company’s Chief Financial Officer (“CFO”).  In consideration of the services the CFO provided by serving as CFO of the Company from August 8, 2011 until December 31, 2012, the Company granted the CFO 400,000 shares of the Company’s common stock.  In consideration for the services the CFO provides for 2013, the Company granted the CFO an additional 400,000 shares of the Company’s common stock. The Company and the CFO are in the process of negotiating a consulting agreement for 2015. The Company recorded stock compensation expense of $64,000 based on the trading price of the stock on the grant date of $0.08 per share, of which $32,000 had been accrued and was expensed in 2012, and $32,000 was recorded as an expense during the year ended December 31, 2013.

Effective August 1, 2013, the Company entered into a one-year consulting agreement with Michael Telford to serve as an Executive Vice President (the “EVP”) of the Company. Upon expiration of the agreement, the Company continues to pay the EVP on a month to month basis. The EVP has been retained to serve the Company for up to 20 hours per week. In consideration for the services, the Company has agreed to grant 200,000 shares of the Company’s common stock to the EVP.  As of the grant date, shares of the Company’s common stock were quoted at $0.51 per share.  The Company has recorded $102,000 of stock compensation expense in 2013 in connection with the grant of these shares.

NOTE 11- STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s preferred stock has a par value of $0.001, 20,000,000 shares authorized; none issued or outstanding.

Common stock issued for services

During the year ending December 31, 2014, the Company issued 250,000 shares of common stock to Advisory Board members for services rendered per an Advisory Board Agreement. The exchange price ranged from $0.25 to $0.43 per common share or $97,000 in the aggregate, which was the fair value of the shares issued at the time of issuance.

On December 30, 2014, the Company issued 150,000 shares of common stock to two convertible debt holders for an extension to the term of their notes. The exchange price was $0.25 per common share or $37,500 in the aggregate, which was the fair value of the shares issued at the time of issuance.

During the year ending December 31, 2014, the Board of Directors issued 200,000 shares to a new member of the Board of Directors as compensation for serving as a member of the Board. As of the grant date, shares of the Company’s common stock ranged from $0.25 to $0.43 per share. The Company recorded a $543,750 of compensation expense during the year ended December 31, 2014 in connection with the issuance of these shares.

On November 6, 2014, the Company issued 100,000 shares of common stock to a consultant for services to be rendered for the twelve months ended October 24, 2015. The exchange price was $0.43 per common share, or $40,000 in the aggregate, which was the fair value of the shares issued at time of issuance

In March 2014, the Company issued 45,000 shares of common stock to a trade creditor for release of $45,000 of indebtedness. The issuance price was $1.00 per common share, which was the fair value of the services provided by the trade creditor.

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

During the year ended December 31, 2013, the Board of Directors granted 1,000,000 shares of the Company’s common stock to members of the Board as compensation for serving as a member of the Board.  As of the grant date, shares of the Company’s common stock were quoted at $0.08 and $0.50 per share.  The Company recorded $164,000 of stock compensation expense during the year ended December 31, 2013 in connection with the issuance of these shares.

Stock Options

On July 1, 2014, the Company issued its CEO fully vested options to purchase 152,126 shares of common stock of the Company with an exercise price of $0.40 per share. The stock price on the grant date was $0.40 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 0.88%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the fair value of these options on the grant date was $60,850 which the Company recorded as stock-based compensation expense during the year ended December 31, 2014. The intrinsic value of the stock options at July 1, 2014, the issuance date and December 31, 2014 was $0 and $0, respectively. The weighted average remaining contractual terms were 4.5 years for these stock options at December 31, 2014.

On July 1, 2013, the Company issued its CEO fully vested options to purchase 146,676 shares of common stock of the Company with an exercise price of $0.30 per share. The stock price on the grant date was $0.51 per share. The options were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 0.88%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the fair value of these options on the grant date was $75,242 which the Company recorded as stock-based compensation expense during the year ended December 31, 2013.  The intrinsic value of the stock options at July 1, 2013, the issuance date and December 31, 2013 was $30,802 and $0, respectively.  The weighted average remaining contractual terms were 4.5 years for these stock options at December 31, 2013.

	Outstanding Stock Options
	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2012	-	$-	-	$-
Grants	146,676	$0.30	5.0	-
Expired	-	-	-
December 31, 2013	146,676	$0.30	4.5	$-
Grants	152,126	$0.40	5.0	-
Expired	-	-
December 31, 2014	298,802	$0.35	4.0	$-

Stock Warrants

During the year ended December 31, 2014, the Company issued secured convertible promissory notes for cash proceeds of $525,000. The notes are due in twelve months and are convertible into shares of common stock at the option of the holder at a conversion price of $1.00. The notes bear interest at 12% that is payable quarterly.  The notes are secured by all of the assets of the Company. The note holders were also issued warrants to purchase 1,050,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term. The stock price on the grant date ranged from $0.22 to $0.53. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest of 1.41% to 1.69%, (2) term of 4.25 to 5 years, and (3) expected stock volatility of 287.46% and 320.89%.  As a result, the relative fair value of the warrants at the grant date was $256,982 and is recorded as debt discount and will be accreted to interest expense over the twelve-month term of the note. The intrinsic value of the warrants at the issuance date and December 31, 2014 was $0 and $0, respectively. The weighted average remaining contractual terms were 4.50 years for these warrants at December 31, 2014.

On December 16, 2013, the Company issued secured convertible promissory notes for cash proceeds of $150,000. The notes are due in twelve months and are convertible into shares of common stock at the option of the holders at conversion price of $1.00. The notes bear interest at 12% that is payable quarterly.  The notes are secured by all of the assets of the Company. The note holders were also issued warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term.  The stock price on the grant date was $0.25 per share. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 1.55%, (2) term of 5 years, and (3) expected stock volatility of 287.46%. As a result, the relative fair value of these warrants on the grant date was $49,917, which the Company recorded as debt discount during the year ended December 31, 2013. The intrinsic value of the warrants at the issuance date and December 31, 2013 was $0 and $0, respectively. The weighted average remaining contractual terms were 4.90 years for these warrants at December 31, 2013.

A summary of Warrants activity for the years ended December 31, 2014 and 2013 is presented below:

	Outstanding Warrants
	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2012	-	$-	-	$-
Grants	300,000	$0.77	5.0	-
Expired	-	-
December 31, 2013	300,000	$0.68	4.9	$-
Grants	1,050,000	$0.92	4.5	-
Expired	-	-
December 31, 2014	1,350,000	$0.88	4.4	$-

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

NOTE 12 - SEGMENT INFORMATION

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

Consolidated revenues from external customers, operation loss, and identifiable assets were as follows:

	Year Ended December 31,
	2014	2013
Revenues:
Oil and gas	$41,677	$124,509
Total revenues	$41,677	$124,509

Operating loss:
Oil and gas	$(152,455)	$(14,503)
Equipment rental	(3,375)	(2,250)
Corporate	(1,123,313)	(1,048,775)
Operating loss	(1,279,143)	(1,065,528)
Other expenses	(218,495)	(25,558)
Net loss	$(1,497,638)	$(1,091,086)

	December 31, 2014	December 31, 2013
Identifiable assets:
Oil and gas	$227,045	$346,635
Equipment rental	39,375	42,750
Corporate	73,374	159,399
Total identifiable assets	$339,794	$548,784

NOTE 13 - SUBSEQUENT EVENTS

In May 2015, the Company failed to pay two separate quarterly interest payments, which resulted in an Event of Default (as defined). The remedy of which raised the interest rate on the obligations from 12% to 15%.

Jeffrey Leach replaced Carl Casareto as the Company’s Chief Operating Officer effective May 28, 2015. As COO, Mr. Leach shall devote his full working time to the Company and shall assist in the financing and deployment the Company’s Hertz Equipment Rental business in Mongolia and other operational affairs of the Company, and shall report to Gary Kucher, the Chief Executive Officer and the Board of Directors.  The Company entered into an employment agreement with Mr. Leach on May 28, 2015 (the “Employment Agreement”). The employment term commences on May 15, 2015 through May 14, 2020 and the initial annual compensation is U.S.$200,000.  Mr. Leach will be issued a one-time signing bonus of 200,000 shares of the Company’s common stock and may be paid bonuses each year of up to 50% of his base compensation per year, if the Company meets certain performance goals.

In April 2015, the State of Washington issued a Statement of Charges and Notice Intent To Enter Order To Cease And Desist, To Impose Fines And To Charge Costs against one of the former Officers of the Company and has included the names Consolidation Services, Inc., aka Mongolia Holdings Inc. along with 33 other co-defendants. The fees and charges amount to $12,500 for the Company. The Company maintains that it has not participated in the wrongdoing alleged, but in any case do not believe this matter will have a material adverse effect on the Company and intends to defend against the allegations vigorously.

In March 2015, the Company issued 150,000 shares cumulatively to two Convertible Debt holders in exchange for an extension to the term of their notes.

In March 2015, the Company issued a secured convertible promissory note for cash proceeds of $25,000. The note is due in twelve months and is convertible into shares of common stock at the option of the holder at conversion price of $1.00. The note bears interest at 12% that is payable quarterly.  The note is secured by all of the assets of the Company. The note holder was also issued warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term.

In February 2015, the Company issued a secured convertible promissory note for cash proceeds of $25,000. The note is due in twelve months and is convertible into shares of common stock at the option of the holder at conversion price of $1.00. The note bears interest at 12% that is payable quarterly.  The note is secured by all of the assets of the Company. The note holder was also issued warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 with a five-year term.

In January 2015, the Company issued 100,000 shares cumulatively to two Convertible Debt holders in exchange for an extension to the term of their notes.

Appointment of Allen Andersen to the Board of Directors

On March 3, 2015, Mongolia Holdings, Inc., a Delaware corporation (the “Company”), appointed Allen Andersen to the Company’s Board of Directors (the “Board”).  As compensation for Mr. Andersen to serve on the Board until the next annual meeting of stockholders of the Company, the Board issued Mr. Andersen 200,000 shares of common stock of the Company.

Entry Into A Material Definitive Agreement with XacBank

On January 22, 2015, Rental Equipment, LLC (the “Borrower”), a wholly owned subsidiary of Mongolia Holdings, Inc., a Delaware corporation (the “Company”), entered into a General Loan Agreement (the “Loan Agreement”) with XacBank, a Mongolian Bank (the “Bank”).

Under the terms of the Loan Agreement, upon the Borrower’s compliance with the Bank’s requirements set forth therein, the Bank shall open a line of credit (the “Credit Line”) for the account of Borrower at the Bank with the maximum principal amount of $10,000,000 USD (the “Maximum Principal”) for a term of sixty (60) months from the date of the Loan Agreement (the “Term”).  The Credit Line will have interest rate of 12% per annum (the “Interest”) for any amounts disbursed thereunder, as well as a commitment fee (the “Commitment Fee”) equal to 1% per annum of undisbursed amount under the Credit Line.

The Borrower will use the Credit Line to acquire construction and other equipment (the “Equipment”) in connection with the Borrower and its affiliates’ Hertz Equipment Rental business (the “Business”), for which they are an authorized franchisee.  The Credit Line may be used to finance up to 80% of the acquisition price of the Equipment, provided Borrower can finance the balance with its own assets.  Before the Bank will disburse any funds under the Credit Line, the Borrower must furnish the Bank with rental agreements in connection with the Business to demonstrate the Borrower’s ability to repay the Credit Line to the Bank.

The Bank and the Company will enter into a new sub-contract upon each disbursement under the Credit Line, which will set forth the repayment schedule of the funds disbursed thereunder.

Upon the sale during the Term of any Equipment acquired using the Credit Line, the proceeds of such sale shall be used to pay down Borrower’s obligations under the Loan Agreement.  At the end of the Term, Borrower shall pay all remaining unpaid Interest, Commitment Fees, and the principal of the Credit Line.

The Borrower will enter into a separate pledge agreement with Bank under which it will pledge the Equipment purchased with the proceeds of the Credit Line to the Bank.  In addition, the Company is a guarantor of all of Borrower’s obligations under the Loan Agreement.

The Loan Agreement contains customary representations, warranties, and covenants, and requires Borrower and the Company to maintain a debt service coverage ratio of 1.2.  The Bank will charge a one-time non-refundable service fee of $50,000, which shall be deducted from the first disbursement under the Credit Line.  Furthermore, if the Loan Agreement is materially amended at the Borrower’s request, the Borrower shall be charged a service fee in the amount of 0.3% of the undisbursed amount under the Credit Line.

As of the date of this report, no funds have been drawn down on the Credit Line.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control.  The reserve data represents only estimates.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment.  All estimates of proved reserves are determined according to the rules prescribed by the SEC.  These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates.  This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision.  Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate.  Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered.  The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based.  In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.    There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2014.

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

Capitalized costs relating to oil and gas producing activities:

As of December 31, 2014

Unproved oil and gas properties	$--

Proved oil and gas properties	359,466

Accumulated depreciation, depletion, and amortization	(188,907)

Net capitalized costs	$170,559

Net capitalized costs related to asset retirement obligations in the amount of $1,775, as of December 31, 2014, was included in net capitalized costs.

As of December 31, 2013

Unproved oil and gas properties	$--

Proved oil and gas properties	359,466

Accumulated depreciation, depletion, and amortization	(74,530)

Net capitalized costs	$284,936

Net capitalized costs related to asset retirement obligations in the amount of $1,775, as of December 31, 2013, was included in net capitalized costs.

Costs incurred in oil and gas property acquisition, exploration, and development activities:

Year ended December 31, 2014

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Year ended December 31, 2013

Acquisition of properties - proved	$-

Acquisition of properties - unproved	-

Exploration costs	-

Development costs	-

Total costs incurred	$-

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2014 and 2013.  Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf).  Gas is converted to barrels of oil equivalent (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2014			2013
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	41	-	41	20	74	32
Revisions	38	-	(38)	22	(74)	10
Extensions and discoveries	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Purchases of minerals-in-place	-	-	-	-	-	-
Production	(1)	-	(1)	(1)	-	(1)
End of year	42	-	42	41	-	41

Proved developed reserves:
Beginning of year	7	-	7	1	-	1
End of year	-	-	-	7	-	7

Proved non-producing reserves:
Beginning of year	21	-	21	6	74	18
End of year	2	-	2	21	-	21

Proved undeveloped reserves:
Beginning of year	13	-	13	13	-	13
End of year	-	-	-	13	-	13

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

Future cash inflows for 2014 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2014 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period.  Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2014 and 2013, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMX WTI	Gas (Mcf) Using NYMEX Henry Hub
2014 (average price)	$94.42	$4.30
2013 (average price)	$97.33	$3.67

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2014 and 2013, respectively:

	2014	2013
	(in thousands)
Future cash inflows	$212	$3,710
Future costs:
Production	(148)	(2,108)
Transportation	(5)	(82)
Development	(6)	(475)
Severance tax	(8)	(165)
Future net cash inflows	45	880
10% discount factor	(11)	(350)
Standardized measure of discounted net cash flows	$34	$530

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of future net cash flows discounted at 10% per annum for the years ended December 31, 2014 and 2013 (stated in thousands):

	2014	2013
Beginning of year	$539	$210
Sales of oil and natural gas produced, net of production costs	(7)	7
Net change in sales and transfer prices and in production costs and in production costs related to future production	55	1,366
Extension and discoveries	-	-
Net change of pries and production costs	-	-
Change in future development costs	(283)	26
Previous estimated development costs incurred	-	-
Revisions of previous quantity estimates	(635)	(618)
Accretion of discount	53	21
Change in income taxes	-	-
Purchases of reserves in place	-	-
Timing and other	312	(482)
End of year	$34	$530

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In September 2014, the Board of Directors decided to change accountants and selected Marcum, LLP as their new accountants.  There were no disagreements with the previous accountants, GBH CPAs, PC.

ITEM 9A - CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO) (1992). The COSO framework, published in Internal Control-Integrated Framework is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014: (1) the Company lacks a functioning audit committee and resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are appointed by the Board of Directors. The directors serve consecutive one-year terms until their successors are elected. The executive officers serve until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Executive / Director Personnel	Age	Position
Former US Ambassador Michael Ussery	63	Chairman of the Board, Director
Gary Kucher	51	Chief Executive Officer, Director
Brad Siniscalchi	49	President
Richard Polep	76	Chief Financial Officer, Director
Jeffrey Leach	54	Chief Operating Officer
Michael Telford	47	Executive Vice President
Lewis Marks	64	Director
Roy R. Tashi, OAM	68	Director
Allen Andersen	64	Director

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

Brad Siniscalchi, President - Mr. Siniscalchi worked at Hertz Equipment Rental from 1990 to 2013 in a variety of roles, culminating as Division Manager of Franchise Operations from 2011-2013, where he became familiar with Consolidation Service’s large equipment rental opportunity to service the next phase of growth in the construction sector of Mongolia. His career at Hertz Equipment Rental began as a sales coordinator before progressing to Branch Manager and Regional Operations Manager, a role he successfully fulfilled for 10 years.

In addition to his intimate knowledge and expertise in the deployment of Hertz Equipment Rental operations and systems, he is a highly qualified sales and operational leader with expertise in all aspects of business administration, including business development, P&L responsibility, fleet management, cost controls and LEAN practices. Mr. Siniscalchi has hands-on experience in all aspects of equipment rental and in overseeing multiple business units in seven US states.

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

Jeff Leach, Chief Operating Officer - Mr Leach was appointed Chief Operating Officer of the Company as of May 28, 2015. He was most recently the President of Fisher Capital Investments (Steven Fisher’s Family Office) from August 2014 to February 2015. Previously, he was employed at Southport Lane from November 2012 thru March 2014, where he was last the President of the Private Equity Group.  Prior to that, he was the Managing Director of Marketing at Clarion Capital Partners, a middle market private equity firm, from November 2011 thru October of 2012. From April to October 2011, Mr. Leach was a Managing Partner of Clearbrook Global, an institutional advisory firm with over $40BB in assets under advisement. From 2009 to 2011, he was the Managing Director of Doherty Advisors, LLC, a volatility arbitrage trading firm with over $400MM in assets under management. From 2006 to 2009, he worked at Integrated BioPharma, Inc., a publicly traded nutraceutical firm, where he was last the Chief Executive Officer. From 1995 to 2000, Mr. Leach was a General Partner in the Stone Pine Companies, an asset management firm with over $2BB in assets under management. Prior to 1994 he had several senior management roles in financial services and insurance related businesses.

Jeff Leach graduated from Bucknell University with a BS in Economics in 1983. He has served on numerous boards in both profit and not for profit ventures.

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

Lewis Marks, Director - Mr. Marks has lived and worked in Asia for 37 years with a residence and business operations in Mongolia for most of the last 18. He currently serves as a Director of CWT Mongolia, importing diesel into Mongolia from Russia; is a shareholder of Bayandari LLC, a Mongolian agriculture company focused on wheat production from approximately 34,000 hectares outside of Ulaanbaatar; and is a Director of Tsast Impex LLC, the second largest construction company in Mongolia.

Mr Marks also serves as Member of the Board of Directors of the LIM Japan Fund, a role he’s had since 2002.

From 1980 to 1993 he was with Marc Rich & Co. AG (purchased by Glencore International AG in 1993) and remained with Glencore International AG from 1993 to 2000, where part of his responsibilities included selling Mongolian copper into China. Prior to that, from 1977 until 1980, he practiced law at Yanagida & Nomura in Tokyo, Japan (formerly Yanagida & Sakuragi).

Mr. Marks earned his Bachelor of Science in Foreign Service at the School of Foreign Service, Georgetown University in Washington, D.C. and his Juris Doctor from the School of Law, State University of New York at Buffalo.

He speaks Mongolian, Japanese, German, English and Mandarin.

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

Allen Andersen, Director - Allen brings over 35 years of experience residing and conducting business in Asia to the Board. He has a track record that includes a background in every APAC nation, with a focus on China, Hong Kong, Taiwan and Mongolia, having lived in Ulaanbaatar from 2007 to 2010. Since 2013, Allen has served as Managing Director and Founding Partner of Peace Field Limited, a financial, strategic and operational advisory group in Hong Kong.

As a former Managing Director with Sun Hung Kai Properties Direct Investments Ltd. and with PAMA Group, Allen is deeply experienced with the private equity world in Asia. Most recently, he served as Managing Director of the Hong Kong office of Portfolio Advisors, a prominent private equity fund of funds manager and financial advisory firm. Allen has served as a board member of a number of private and public companies in the US (NYSE and NASDAQ), Hong Kong, China, Thailand, Singapore, and Korea. Allen began his career with six years at General Mills and twelve years with Continental Grain Company, including managing their Asian industrial businesses. He has served as a manager, director, and / or investor in over thirty companies across many industries in China since 1981. Allen has a bachelor's degree with majors in Accounting and Chinese from Brigham Young University and an MBA from the Harvard Business School. Allen is a fluent Mandarin speaker and resides in Hong Kong.

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

Board Meetings and Committees

During the fiscal year ended December 31, 2014, the Board of Directors discussed strategy and decisions frequently and took written action throughout the year as necessary.  All the members of the Board participated in telephonic meetings and discussions.  The written actions were by unanimous consent

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and is incorporated by reference to Exhibit 14.1 to our Form 10-K for the fiscal year ended December 31, 2010.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the two years ended December 31, 2014, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Gary D. Kucher, Chief Executive Officer and Director	2014 2013	300,000 300,000	- -	- 16,000(2)	60,850(5) 75,241(4)	- -	- -	- -	360,850 391,241

Richard S. Polep, Chief Financial Officer, Secretary, Treasurer, and Director	2014 2013	- -	- -	- 48,000(3)	- -	- -	- -	- -	- 48,000

* Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 718, Share Based Payment.  Our policy and assumptions made in valuation of share-based payments are contained in the Notes to our December 31, 2014 financial statements.  The monies shown in the “option awards” column is the total calculated value for each individual.  The shares of our common stock issued to our officers and directors were restricted shares and federal and state securities laws place restrictions on the ability of our officers and directors to sell our common stock.

(1) If more than one, all listed.

(2) Represents 200,000 shares Mr. Kucher received in 2013.

(3) Represents 600,000 shares Mr. Polep received in 2013.

(4) Represents 146,676 warrants Mr. Kucher received in 2013

(5) Represents 152,126 warrants Mr. Kucher received in 2014

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary D. Kucher	147,676 152,126	- 0 - - 0 -	- 0 - - 0 -	$0.30 $0.40	7/1/18 7/1/19	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -

Compensation of Directors

The following table sets forth director compensation as of December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary D. Kucher	-0-	16,000	-0-	-0-	-0-	-0-	16,000
Richard S. Polep	-0-	16,000	-0-	-0-	-0-	-0-	16,000
E. Michael Ussery	-0-	16,000	-0-	-0-	-0-	-0-	16,000
Roy R. Tashi	-0-	16,000	-0-	-0-	-0-	-0-	16,000
Allen Andersen	-0-	-0-	-0-	-0-	-0-	-0-	16,000
Lewis Marks	-0-	16,000	-0-	-0-	-0-	-0-	16,000

* Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments.  Our policy and assumptions made in valuation of share-based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 18, 2015, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Gary D. Kucher	1,636,783 (3)	10.03%
Common Stock	E. Michael Ussery	200,000	1.23%
Common Stock	Richard S. Polep	1,057,500	6.48%
Common Stock	Roy R. Tashi	200,000	1.23%
Common Stock	Carl Casareto	200,000	1.23%
Common Stock	Brad Siniscalchi	200,000	1.23%
Common Stock	Allen Andersen	200,000	1.23%
Common Stock	Michael Telford	200,000	1.23%
Common Stock	Lewis Marks	200,000	1.23%

Common Stock	All Directors and Officers As a Group (9 persons)	4,094,283	25.10%
Common Stock	Stephen M. Thompson	805,869	4.94%

(1) Unless otherwise indicated, the address of the shareholder is Mongolia Holdings, Inc. 2300 West Sahara Drive # 800, Las Vegas, NV 89102.

(2) Unless otherwise indicated, based on 16,311,255 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3) Includes 991,405 shares held in the name of Dolphin Marine, Inc. and Vernal Capital Incorporated entities partially controlled by Gary Kucher and 298,702 of exercisable warrants issued to him.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have an audit, compensation, or nominating committee.

During the year ended December 31, 2014, we entered into notes payable with a stockholder totaling $0. The total owed to the stockholder at December 31, 2014 was $731,198.

See “Item 11 - Chief Executive Officer and President Employment Agreements” above, for the terms of Gary Kucher’s Employment Agreement as CEO of the Company and Bradley Siniscalchi as President. See “Compensation of Directors” above, for terms of stock compensation to the members of the Board of Directors.

The Company owes compensation to Gary Kucher, its CEO, pursuant to his employment agreement.  The amount owed is due on demand and does not bear interest.  At December 31, 2014 and 2013, amounts due to the CEO were $798,361 and $602,439.

The Company also owes other related parties $0 and $2,405 at December 31, 2014 and 2013, respectively, and is recorded as accounts payable – related parties in the consolidated balance sheets.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Restated Fees

During the year ended December 31, 2014 Marcum, LLP, billed us $67,000 and GBH CPAs, PC, billed us $32,365 in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.

Tax Fees

During the year ended December 31, 2014 Marcum, LLP, billed us $0 and GBH CPAs, PC, billed us $0 in fees for professional services for tax preparation.

All Other Fees

During the year ended December 31, 2014 Marcum, LLP, billed us $0 and GBH CPAs, PC, billed us $0 in other fees.

Of the fees described above for the year ended December 31, 2014, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of Mongolia Holdings, Inc.(1)
3.2	Certificate of Amendment to Articles of Incorporation (1)
3.3	Certificate of Amendment to Articles of Incorporation (13)
3.4	Bylaws of Mongolia Holdings, Inc. (1)
3.5	Amended and Restated By-laws (14)
10.1	Separation and Distribution Agreement by and between Mongolia Holdings, Inc. and Colt Resources, Inc.(2)
10.2

Form of Asset Purchase Agreement dated April 1, 2010 entered into by the Company and each of 12 oil and gas partnerships each of which agreement has substantially the same forms for each of the other 11 oil gas partnership. (3)

10.3	Unaudited Pro Forma Combined Financial Information as of March 31, 2010 (4)
10.4	Unaudited Pro Forma Combined Financial Information as of December, 2009 (4)
10.5	Employment Agreement dated as of April 7, 2010 by and between Mongolia Holdings, Inc. and Gary D. Kucher (6)
10.6	Agreement for Financial and Accounting Consultation Services dated as of April 2, 2010 by and between Mongolia Holdings, Inc. and Pamela J. Thompson, CPA, PC (6)
10.7	Consulting Agreement dated as of December 1, 2012 by and between the Company and Carl Casareto (7)
10.8	Consulting Agreement dated as of January 1, 2013 by and between the Company and Richard Polep (8)
10.9	Consulting Agreement dated as of January 28, 2013 by and between the Company and Brady Stahl (9)
10.10	Consulting Agreement dated as of January 28, 2013 by and between the Company and Sean Kirwin (9)
10.11	Fifth Amendment to (Amended) Employment Agreement dated as of January 11, 2013, by and between the and Gary Kucher (10)
10.12	Bill of Sale and Assignment, Release and Assumption agreement dated as of February 21, 2013 (11)
10.13	International Franchise Agreement of Hertz Equipment Rental System dated March 21, 2013 by and between Hertz equipment Rental Corporation and Mongolia Equipment Rental Corporation (12)
10.14	Employment Agreement dated as of December 15, 2014 by and between the Company and Bradley Siniscalchi (15)
10.15

Amendment dated December 16, 2014 to the International Franchise Agreement of Hertz Equipment Rental System by and between Hertz Equipment Rental Corporation and Mongolia Equipment Rental Corporation (16)

10.16	General Loan Agreement dated January 22, 2015 by and between XacBank and Rental Equipment LLC and Mongolia Holdings, Inc. (17)
14.1	Code of Ethics (5)
*21.1	Subsidiaries of Registrant
*23.1	GBH, LLP Consent
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

(8) Incorporated by reference to the Company’s Current Report on Form 8-K for January 1, 2012, filed with the Commission on January 18, 2012.

(9) Incorporated by reference to the Company’s Current Report on Form 8-K for January 24, 2013, filed with the Commission on January 29, 2013

(10) Incorporated by reference to the Company’s Current Report on Form 8-K for January 11, 2013, filed with the Commission on February 4, 2013.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K for February 1, 2013, filed with the Commission on February 27, 2013

(12) Incorporated by reference to the Company’s Current Report on Form 8-K for March 18, 2013 filed with the Commission on March 25, 2013.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K for August 19, 2014 filed with the Commission on August 21, 2014

(14) Incorporated by reference to the Company’s Current Report on Form 8-K for November 20, 2014 filed with the commission on November 26, 2014.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K for December 12, 2014 filed with the Commission on December 15, 2014.

(16) Incorporated by reference to the Company’s Current Report on Form 8-K for December 16, 2014 filed with the Commission on December 18, 2014

(17) Incorporated by reference to the Company’s Current Report on Form 8-K for January 22, 2015 filed with the the Commission on January 28, 2015.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mongolia Holdings, Inc.

Dated: June 5, 2015
	By:	/s/ Gary D. Kucher
	Its:	Chief Executive Officer, (Principal Executive Officer), Director

Dated: June 5, 2015
	By:	/s/ Richard S. Polep
	Its:	Chief Financial Officer, (Principal Accounting and Financial Officer), Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 5, 2015
	By:	/s/ Gary D. Kucher
	Its:	Chief Executive Officer, Director

Dated: June 5, 2015
	By:	/s/ Richard S. Polep
	Its:	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Dated: June 5, 2015
	By:	/s/ E. Michael Ussery
	Its:	Chairman of the Board

Dated: June 5, 2015
	By:	/s/ Roy Tashi, OAM
	Its:	Director

Dated: June 5, 2015
	By:	/s/ Lewis Marks
	Its:	Director

Dated: June 5, 2015
	By:	/s/ Allen Andersen
	Its:	Director